Form 10-K
period 1999-12-31
FASTNET CORP
filed 2000-03-30
CIK 1092536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-29255
                           --------------------------

                              FASTNET CORPORATION
             (Exact name of registrant as specified in its charter)

                       PENNSYLVANIA                                                  23-2767197
     (State or other jurisdiction of incorporation or                   (I.R.S. Employer Identification No.)
                       organization)

              TWO COURTNEY PLACE, SUITE 130,                                            18017
            3864 COURTNEY STREET, BETHLEHEM, PA                                      (Zip Code)
         (Address of principal executive offices)

    Registrant's telephone number, including area code:                            (610) 266-6700

Securities registered pursuant to Section 12(b) of the Act:                             None

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
                           None

     Securities registered pursuant to Section 12(g) of the Act:__________

                           Common Stock, no par value
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this
Form 10-K. [   ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 24, 2000 as reported on the Nasdaq National Market, was approximately $90,727,446. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 24, 2000, the Registrant had outstanding 14,988,947 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                              FASTNET CORPORATION

                                                                           PAGE
                                                                         --------
PART I.

Item 1.    Business....................................................      1
Item 2.    Properties..................................................     22
Item 3.    Legal Proceedings...........................................     22
Item 4.    Submission of Matters to a Vote of Security Holders.........     22

PART II.

Item 5.    Market for the Registrant's Securities and Related
           Stockholder Matters.........................................     23
Item 6.    Selected Financial Data.....................................     24
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     25
Item 7a.   Qualitative and Quantitative Disclosure about Market Risk...     31
Item 8.    Financial Statements and Supplementary Data.................     31
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     31

PART III.

Item 10.   Directors and Executive Officers of the Registrant..........     31
Item 11.   Executive Compensation......................................     31
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     31
Item 13.   Certain Relationships and Related Transactions..............     31

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     32

SIGNATURES

EXHIBIT INDEX

                                    PART I.

ITEM 1. BUSINESS.

    From time to time, FASTNET may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. This report contains statements that constitute forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 15 below and elsewhere in this report.

OVERVIEW

    We are a growing Internet service provider offering Internet access and enhanced services, such as web hosting, managed security solutions and other value added products to small and medium sized enterprises through our regional customer network facilities. We primarily offer our services in the mid-Atlantic area of the United States and our strategy is to expand by replicating our customer network facilities and our services offered to small and medium sized enterprises in selected high growth secondary markets throughout the United States. We have been providing Internet access services to our customers since our incorporation in 1994. We supplement our dedicated Internet access services with a comprehensive suite of enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

    - Internet access services;

    - Total Managed Security;

    - Web hosting services;

    - Internet applications hosting services;

    - Virtual private networks;

    - Unified messaging; and

    - Total managed backup and recovery services.

    Our customer network facility infrastructure and local sales support are regionally located in order to provide cost savings to our customers and a high quality of customer service. We intend to duplicate this network architecture in targeted high growth secondary markets across the mid-Atlantic and northeastern United States and, eventually, across the entire country.

    On July 30, 1999, we acquired Internet Unlimited, Inc., a web hosting and colocation company. As of December 31, 1999, we provided Internet access and enhanced products and services to approximately 300 enterprise customers, of which approximately 275 were small and medium sized enterprises, and approximately 15,800 dial-up customers in the mid-Atlantic area. We also provide web hosting services to approximately 4,400 customers.

OUR MARKET OPPORTUNITY

    OVERVIEW. The Internet has become an important global medium enabling millions of people to obtain and share information and conduct business electronically. Its expanded use has made the Internet a critical tool for information and communications for many users. Internet access and enhanced Internet services, including web hosting and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. International Data Corporation estimates that at the end of 1998 there were over 62 million web users in the United States and over 134 million worldwide, and projects that by the end of 2003 the number of web users will increase to 177 million in the United States and over 472 million worldwide. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

    GROWTH IN BUSINESS USE OF THE INTERNET. The dramatic growth in Internet usage in recent years, combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. For many businesses, the Internet has created a new communication and sales channel which enables large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively. International Data Corporation estimates that the number of consumers buying goods and services on the Internet will grow from 21.1 million in 1998 to 72.1 million in 2003, and that the total value of goods and services purchased over the Internet will increase from approximately $37 billion in 1998 to approximately $707 billion by 2002.

    Businesses are increasingly adding a variety of enhanced services and applications to their basic Internet access, web sites and e-commerce applications in order to more fully capitalize on the power of the Internet. These services and applications allow them to more efficiently and securely communicate company information, expand and enhance their distribution channels, increase productivity through back-office automation, ensure reliability and reduce costs.

    - DEMAND FOR INTERNET ACCESS SERVICES. The Internet continues to increase in size and importance as its role in integral business operations expands. Internet access services represent the means by which ISPs interconnect their customers to the Internet or corporate intranets and extranets. According to International Data Corporation, Internet access revenues from businesses are expected to more than double in the next four years from $5.1 billion in 1999 to $12 billion in 2003. Because small and medium sized enterprises often lack the technical capabilities and operational scale to implement their Internet operations, these enterprises often seek assistance from third-party service providers.

    - DEMAND FOR WEB HOSTING SERVICES. As Internet web sites become increasingly critical to businesses, many businesses are seeking to outsource to ISPs services such as web hosting, colocation and file transfer protocol data storage and retrieval.

    - DEMAND FOR SECURE PRIVATE NETWORKS. As businesses increasingly rely on the Internet for communication and commerce, concerns relating to the security of their internal and proprietary information, data loss and reduced transmission speed has led those businesses to demand Internet services that include the ability to provide electronic security monitoring and threat responses.

    THE SMALL AND MEDIUM SIZED ENTERPRISE MARKET. We have specifically targeted small and medium sized enterprises because:

    - We believe that these enterprises increasingly need high-speed data and Internet connections to access business information and to communicate more effectively with employees, customers, vendors and business partners.

    - We believe that a relatively small percentage of these enterprises currently utilize the Internet, however, we believe the number of enterprises utilizing the Internet will increase rapidly. The small and medium sized enterprise segment is expected to be one of the fastest growing segments of the Internet industry. According to International Data Corporation, web-related expenditures by small businesses in the United States are expected to grow from $9.6 billion in 1999 to over $32 billion by 2003.

    - Many of these enterprises lack the resources and expertise to develop, maintain and expand, on a cost-effective basis, the facilities and network systems necessary for successful Internet operations.

    - These enterprises often prefer an Internet service provider with locally-based personnel who are available to assist in developing and implementing their growing use of the Internet and to respond to technical problems in a timely manner.

    - We believe that these enterprises rely more heavily on their Internet service provider than larger enterprises.

    INTERNET SERVICES IN SECONDARY MARKETS. Small and medium sized enterprises are often concentrated in secondary markets to avoid the higher costs associated with locating in a metropolitan area. We define a secondary market as typically smaller than the 100 most populated U.S. metropolitan markets. However, national ISPs have historically placed their largest points of presence, only in or around densely populated major cities. Customers that are located within a few miles from these points of presence often receive cost savings on their access pricing. However, customers located in secondary markets that are 20 to 75 miles away from these points of presence have typically been charged higher prices for Internet access services.

    We believe that small and medium sized enterprises located in high growth secondary markets are currently underserved by both national and local providers of Internet access and related services. National ISPs typically lack the local presence to provide local support. Local ISPs, on the other hand, often lack the requisite scale and resources to provide a full range of services at acceptable quality and pricing levels.

OUR SOLUTION

    We believe that we offer our customers a comprehensive solution to their Internet access and enhanced products and services needs. Key aspects of our solution include:

    TECHNOLOGY PLATFORM. Our network architecture is designed around customer network facilities that we construct in each region in which we operate. As of March 24, 2000 we had eleven customer network facilities in operation. A customer network facility is a high capacity data center that provides our customers with redundant connections to the Internet through connections to not less than two independent Internet backbone networks. This assures our customers of fewer delays in accessing the Internet and continued service should one of the backbone networks fail. In addition, our customer network facilities feature redundant power and climate control systems, and are continuously monitored through a connection to our network operations center. This connection allows us to monitor and control regional customer network facility operations
24 hours-a-day, 7 days a week, which allows our staff to be immediately alerted and responsive to problems as they arise. This control of our network infrastructure also allows us to improve quality of service by minimizing network downtime. The network operations center also provides an additional level of redundancy of Internet connectivity. In the event that both independent Internet backbone networks to which a customer network facility is connected fail, customer traffic can be routed to the Internet through the network operations center to minimize service interruptions. Likewise, a customer network facility will continue to function even if its connection to the network operations center fails.

    COMPREHENSIVE SUITE OF SERVICES. We seek to provide small and medium sized enterprises with a single source for their Internet service needs. Our comprehensive suite of services enables our customers to easily and more cost-effectively address their Internet needs without developing solutions internally or assembling services from multiple vendors, including resellers, other Internet service providers and information technology service providers. We offer our services in customized bundles through a single network connection and provide our customers with technical support and management expertise.

    HIGH QUALITY CUSTOMER SUPPORT AND SERVICE. We focus on providing our customers with high quality support and service in order to maintain customer loyalty and maximize retention. Our focus on regional marketing and regional network access enables us to provide the personalized service and attention that small and medium sized enterprises often require. In addition, we believe that customer satisfaction is critical to our success in selling our enhanced products and services. We provide around-the-clock customer support, real-time monitoring of all circuits and services and high quality customer service.

    PLUG AND PLAY EASE OF INSTALLATION. In order to simplify what is sometimes a technically challenging installation, we have designed and continue to enhance our products and services to provide our customers with plug and play installation. We ship pre-configured equipment to our customers that, in most cases, is ready for installation. In the event that a customer requires assistance, the customer can contact our engineering installation department, where the customer is guided through the installation process at no additional charge. In addition, many of our enhanced products and services require no additional hardware and can be installed through the customer's existing connection to our customer network facility.

    COST SAVINGS TO OUR CUSTOMERS. We believe our Internet solutions are more cost-effective for our customers than developing their own in-house Internet solutions. In order to match the level of performance and reliability that we provide to our customers, they would need to make significant expenditures for equipment, personnel and dedicated bandwidth. In addition, they would need to develop Internet expertise and would be required to divert resources from their primary business activities.

    We believe that we can continue to provide high quality Internet services to small and medium sized enterprises because we have developed a cost-effective and highly efficient regional strategy that enables us to eliminate many of the high cost network transport and interconnect elements typically associated with a national network. A national network is commonly designed to include a point of presence, or Internet access point, which enables a customer to connect to one or more peering points. These peering points enable national networks to connect with other networks to access the Internet for their customers. National network customers connect to a point of presence then to a peering point through large and typically expensive data circuits owned by the national network. Our regional network design reduces the high costs associated with a national network structure by eliminating the need for us to invest capital to purchase large expensive data circuits. Instead, our network delivers the data from the customer directly to the primary backbone provider which requires less expensive circuits that connect our regionally located customer network facilities to our main network operations center. In addition, because we position our customer network facilities close to secondary markets, we often are able to utilize shorter circuits than those used by national providers and do not need to rely on national or international transport circuits, which are generally higher cost than regional circuits. Furthermore, because our customer network facilities support only our data products, we do not incur expenses related to telephony equipment, long-distance switches and other voice services.

OUR STRATEGY

    Our goal is to be the premier provider of Internet access and enhanced Internet products and services to small and medium sized enterprises in our target markets. Key elements of our strategy include:

    REPLICATING OUR MODEL RAPIDLY IN SELECTED SECONDARY MARKETS. We intend to continue expanding into selected high growth secondary markets by replicating our regional network and marketing model. Our network architecture and scalable sales and marketing plan are designed to allow us to penetrate additional regions rapidly and cost-effectively. In the past, we have been able to provide limited services to customers within 90 days after the start of construction of a new customer network facility. By focusing on smaller regions, we are able to build our regional networks more quickly than if we were to build a contiguous national network. Our customer network facilities are modular and use non-proprietary standards-based equipment that can be obtained from multiple vendors. This allows for a simpler design, easier duplication and cost savings. We also implement a flexible marketing model in each region that addresses the particular product and service needs of our target customers in that region. In order to successfully replicate our model in our target regions, we must:

    - IDENTIFY ATTRACTIVE REGIONS. We target regions that are typically growing rapidly and have a large concentration of small and medium sized enterprises. Our focus has been on regions outside of major metropolitan cities located in the mid-Atlantic area of United States. We intend to expand throughout the mid-Atlantic United States and enter into target regions in the northeastern United States and, eventually, throughout the entire country.

    - RAPIDLY BUILD ADDITIONAL CUSTOMER NETWORK FACILITIES. Our network architecture is easily replicated in each target region. Each of our customer network facilities requires virtually the same equipment, physical space and redundancy regardless of the region. As a result, we can pre-fabricate many of the elements required to deploy a customer network facility and also take advantage of volume pricing for our equipment.

    - CONTINUE OUR HIGHLY FOCUSED SALES AND MARKETING EFFORTS. We have established a sales and marketing strategy based upon a centralized sales staff with active local support. We will continue to market our products and services in our target regions through a combination of highly focused local advertising, brand awareness campaigns and a focused sales effort. We tailor our marketing efforts to each region to utilize the most cost-effective methods of advertising and to address local preferences. As a result, we generally do not incur the significant expenses related to broad-based national media and advertising campaigns.

    EXPANDING CUSTOMER RELATIONSHIPS TO MARKET ENHANCED SERVICES. We offer a portfolio of enhanced products and services to meet the expanding needs and complexity of our customers' Internet operations. We market these products and services to our existing customers to increase revenues per customer and maintain high customer retention by strengthening our customer relationships.

    USING CENTRALIZED SALES AND MARKETING OPERATIONS TO EXPAND OUR REGIONAL SALES AND MARKETING BY TAKING ADVANTAGE OF ECONOMIES OF SCALE. We use our centralized sales and marketing staff to help implement our regional strategy cost-effectively. We intend to hire and train additional local sales and marketing personnel within our target regions to compliment the core of our sales and marketing staff which will continue to be concentrated in one centralized location to maximize efficiency. These regionally located employees add local market knowledge, expertise and familiarity to our sales and marketing efforts. This allows us to maintain a field presence in each of our regions, while maximizing the utilization of our central operations, where the majority of our employees are located.

    ENTERING INTO STRATEGIC RELATIONSHIPS AND MAKING SELECTED ACQUISITIONS. We seek to enter into strategic relationships with third party vendors to develop and obtain new technologies to incorporate into our product and service offerings. We believe that this enables us to meet our customers' needs efficiently and in a cost-effective manner. For example, as part of our relationship with WatchGuard Technologies, Inc., we worked with WatchGuard to modify their security product to meet customers' needs. Additionally, we have recently entered into an agreement with Covad Communications Company to sell Covad's DSL services to our customers.

    We recently entered into an equipment lease arrangement with Lucent Technologies, Inc. and acquired Internet Unlimited, Inc., a provider of web hosting and colocation services. We intend to make strategic acquisitions that enable us to offer additional enhanced products and services to our customers. We may also enter into strategic relationships with third-party service providers to enable them to deliver their Internet products and services directly to our customers.

SALES AND MARKETING

    As of December 31, 1999 we employed 29 sales and marketing professionals at our corporate headquarters. This group comprises our centralized sales and marketing team and is responsible for contacting potential and existing customers within each region. Our sales team also works with our regional marketing managers to offer enhanced products and services to existing customers and ensure overall customer satisfaction. In order to maximize the efficiency of our sales process, we have developed a uniform set of sales procedures which our sales staff has been trained to implement.

    We use targeted marketing and media advertising to develop brand awareness and supplement these efforts with our highly customized sales process and personalized customer service. Through our regional marketing managers, we seek to develop strong customer relationships within local communities.

    Our regional marketing managers also provide assistance and support to our centralized sales staff. This enables us to evaluate customers' needs more effectively, to design customized solutions and to reinforce our local presence as a value-added provider of enhanced Internet services. Our regional marketing managers also identify market trends, provide constant data regarding changes in the competitive landscape and also may identify and initiate contact with new customers. In addition, our regional marketing managers attend trade shows and Chamber of Commerce events, as examples, to further reach the targeted small and medium sized enterprises in each region.

    We also maintain a web site at WWW.FAST.NET, which provides Internet users information about us and the opportunity to obtain answers to some frequently asked questions. Through our web site, customers can also learn how to obtain Internet access and enhanced products and services through a FASTNET connection.

PRODUCTS AND SERVICES

    We offer a comprehensive Internet solution to our customers, which includes dedicated and dial-up Internet access and enhanced Internet products and services. Our dedicated Internet access offering is available at speeds that range from 56 kilobits per second to 45 megabits per second. Dedicated Internet access can be delivered through standard telephony circuits, such as T-1 through T-3 digital circuits, digital subscriber line technology, also known as DSL, or wireless connections. We offer our customers DSL service through an agreement with Covad Communications Company which enables us to sell Covad's DSL service as a bundled package with our Internet access and other value added services. Our dedicated Internet access provides our customers with always-on connectivity to the Internet as well as access to our enhanced Internet products and services. In addition, we offer dial-up Internet access to customers, which provides lower cost, lower bandwidth connectivity to the Internet. To ensure maximum availability and reliability of our products and services, our facilities feature backup power and redundant bandwidth.

    In addition to Internet access, we offer a suite of enhanced Internet products and services to our customers. As the needs of our customers evolve, we will add to and modify existing product and services offerings to meet the needs of our customers. Our current enhanced services include:

    - TOTAL MANAGED SECURITY SERVICES--We address our customers' concerns about the security of data transmitted over the Internet by offering various levels of protection through our Total Managed Security services. These services provide security to a company's network, including local area networks and wide area networks, from unauthorized access by external sources. In addition, as part of our services, our network operations center personnel provide 24 hours-a-day, seven days-a-week monitoring and threat response. We incorporate third-party products into our security solution and we continually evaluate third-party products to meet the future needs of our customers. These products include web content filtering, mail filtering and detailed log file generation. On
      December 30, 1998, we entered into a Managed Security Services Agreement with WatchGuard Technologies, Inc. to provide these security services and products, which expires on December 31, 2000. This agreement renews for an additional one-year term if we meet or exceed minimum quarterly purchase amounts and neither party has provided the other party notice of its intention not to renew the agreement at least 30 days prior to the end of the applicable term. Under the terms of this agreement, we have agreed to purchase a minimum annual amount of services and products from WatchGuard, resulting in minimum payments to WatchGuard of approximately $274,000 per year.

    - WEB HOSTING SERVICES--We provide a wide range of content hosting services, including shared and dedicated hosting on our servers for customer web sites as well as colocation hosting of customer supplied servers in our facilities. Entry level shared server web hosting provides our customers with a managed and pre-configured system at a reasonable cost. The customer simply adds its content through an interface such as FTP (file transfer protocol) or, in a growing number of cases, through Microsoft's FrontPage extensions. Server colocation allows customers to place their own servers within our facilities. Upon request, we can sell servers to the customer and maintain them for an additional fee.

    - INTERNET APPLICATIONS HOSTING SERVICES--The growth of the Internet has made a strong web presence increasingly important for small and medium sized enterprises. We provide our customers with the Internet applications hosting services they need to remain competitive. Our Internet applications hosting services include e-commerce services and other sophisticated applications related to the operation of an e-commerce enabled web site. Our Internet applications hosting services work in conjunction with our web hosting services to provide our customers with a comprehensive web presence.

    - VIRTUAL PRIVATE NETWORK SERVICES--When an enterprise customer wants to enable remote or off-site access to its computer network, the enterprise commonly uses a form of a virtual private network connection. A virtual private network provides a convenient and secure computer connection from a remote location back to the company's main computer network. We provide customers with our CC/vpn product, which enables them to control many aspects of their configuration, such as user profile changes and security functions, through a private web-based interface.

    - UNIFIED MESSAGING SERVICES--The Internet has been the catalyst for a variety of convenient web-based communications services, such as e-mail, computer-based faxing and paging. In many cases, each of these services requires the user to access individual applications to view messages. Unified messaging combines messaging services and allows a user to view all messages through one application. We provide our customers with a user friendly unified messaging service that is based on Internet protocol standards. We believe that we will be able to offer our unified messaging services in the future with enhancements such as voicemail and other multimedia tools.

    - TOTAL MANAGED BACKUP AND RECOVERY SERVICES--We provide Internet-enabled backup and recovery services for a company's data network through off-site data and storage. We believe that many small and medium sized businesses lack a scheduled computer data back-up routine, which may leave them vulnerable to data loss. Our total managed backup and recovery product is simple to use and can be easily installed on most servers and desktop computers. By using this service, our customers can schedule automatic data back-ups to our servers located within our network. Typically, the customer accesses our server over the customer's connection to our customer network facility. In most cases, this eliminates the need for the customer's data to be transmitted over the Internet. For a further level of security, we encrypt the customer's data before transmission to the storage servers, where it remains in a secret encrypted form. These total managed backup and recovery services effectively provide our customers convenient and secure off-site storage of their data.

    We have agreements with our customers for our services that are typically for a one year term that after expiration will automatically convert to a monthly term until the agreement is either terminated upon 30 days notice or renewed for a new one year term. We bill our customers on a monthly basis and in some circumstances we offer discounts for prepayment. We offer each of our services individually or as part of a bundled solution. Our customers receive additional discounts from us if they purchase more than one service.

NETWORK ARCHITECTURE AND INFRASTRUCTURE

    Our network architecture is designed to provide our customers with reliable, high speed Internet access as well as our comprehensive suite of enhanced products and services. Key components of our network are:

    CUSTOMER NETWORK FACILITY. The core of each of our regional networks is the customer network facility. Each customer network facility is designed to operate as a stand-alone, self-contained Internet services facility capable of supporting our full range of products and services to meet the needs of our customers in each region. We provide our dedicated access customers with constant Internet access through a data circuit that is connected continuously to the Internet by way of a customer network facility. Dedicated access customers in each region connect to one of our customer network facilities using high speed data circuits provided by an incumbent local exchange carrier or competitive local exchange carrier. An incumbent local exchange carrier is generally the original telephone company which services the customer's area. A competitive local exchange carrier is generally a company that is trying to compete with an incumbent local exchange carrier. Our dial-up customers connect to our network using either 56K modem or digital ISDN circuits. We subscribe on a monthly basis for services provided by a number of local exchange carriers, including AT&T Corporation, through its subsidiary Teleport Communications Group, and Bell Atlantic Corporation. We also have agreements with local exchange carriers, including the following companies:

    - HYPERION COMMUNICATIONS OF NEW JERSEY, LLC. We entered into an agreement with Hyperion on May 12, 1999 for a term of one year. Hyperion provides us with local exchange, switched access, long distance and dedicated access. Under the terms of this agreement, we have agreed to purchase a minimum annual amount of services from Hyperion, resulting in minimum payments to Hyperion of approximately $242,000 per year.

    - NEXTLINK PENNSYLVANIA, INC. We entered into agreements with NEXTLINK in June, October and December 1999, each for a term of three years. NEXTLINK provides us with point-to-point DS3 service. Under the terms of these agreements, we have agreed to purchase a minimum annual amount of services from NEXTLINK, resulting in minimum payments to NEXTLINK of approximately $327,000 per year.

    Each customer network facility has access to at least two Internet backbone providers. We have agreements with a number of national Internet backbone providers, including the following companies:

    - MCI WORLDCOM INC. We entered into an agreement with MCI on August 6, 1999 for a term of three years. MCI provides us with DS3 private line service. Under the terms of this agreement, we have agreed to purchase a minimum annual amount of services from MCI, resulting in minimum payments to MCI of approximately $180,000 per year. This agreement is renewable on a month-to-month basis.

    - UUNET TECHNOLOGIES, INC. We entered into agreements with UUNET, one in August 1999 for a one year term and another in December 1999 for a three year term. UUNET provides us with T3 and T1 service. Under the terms of these agreements, we have agreed to purchase a minimum annual amount of services from UUNET, resulting in minimum payments to UUNET of approximately $669,000 per year. These agreements may be terminated by either party upon 60 days advance notice to the other party, without obligation or penalties for further payments.

    - SPRINT COMMUNICATIONS COMPANY, L.P. We entered into an agreement with Sprint on June 8, 1999 for a term of three years. Sprint provides us with dedicated Internet access service. Under the terms of this agreement, we have agreed to purchase a minimum annual amount of services from Sprint, resulting in minimum payments to Sprint of approximately $1.4 million per year.

    These services provide redundancy and high reliability in the event that any of our backbone providers should experience network difficulties. We are billed by all of our backbone providers monthly and are generally charged according to the number of services that we choose to subscribe to in addition to initial installation fees. Since we maintain a carrier-independent design, we have the flexibility to select the most reliable and lowest cost provider in each region.

    NETWORK OPERATIONS CENTER. Each customer network facility is connected to our network operations center. The network operations center monitors the operation of each device connected to our network and provides instantaneous notification of any faults or failures. This monitoring process is designed to ensure that we are in position to react quickly to restore operations in the event of technical problems. In addition, the connection between the network operations center and the customer network facilities provides an additional level of redundancy for customer traffic if needed. Once each customer network facility is connected to the Internet independently from the network operations center, connections from a customer network facility to the network operations center typically do not require the same expensive high capacity or high bandwidth transport facilities that link customer network facilities to the Internet. As a result, we reduce our costs of backbone transport.

    EQUIPMENT. We purchase our equipment from a number of vendors to take advantage of beneficial pricing and improvements in technology and performance. We currently use routers from Cisco Systems, Inc., such as the 7500 series, that are equipped with redundant components including route switching processors and power supplies for added reliability. We sell both Cisco Systems, Inc. and Nortel Networks Corporation (Bay Networks) routers to our customers for use as customer premise equipment. We entered into an Equipment Lease Agreement with Bay Networks on May 29, 1997 for a term of three years. Under the terms of this agreement, we have agreed to make minimum payments to Bay Networks of approximately $31,000 per year. This agreement is renewable on a month-to-month basis. We entered into a Master Lease Agreement with Cisco Systems on November 3, 1999 for a term of three years. Under the terms of this agreement, we have agreed to lease equipment from Cisco Systems, resulting in minimum payments to Cisco Systems of approximately $235,000 per year. Our dial-up Internet access, as well as our virtual private network services for 56K analog and 128K ISDN, use Lucent Technologies (Ascend) TNT remote access servers. On September 18, 1998 and June 29, 1999 we entered into Master Lease Agreements for equipment leasing with Lucent Technologies (Ascend), each having three year terms. Under the terms of one of these agreements, we have agreed to lease equipment from Lucent, resulting in minimum payments to Lucent of approximately $34,000 per year. Under the terms of the second agreement, we have a credit line to finance the leasing of additional equipment. We have the option to purchase the equipment subject to these leases at the end of the lease term and, in some cases, renew the term of the lease for an additional rental period. Our networks also utilize and rely on switches, hubs and other connection devices, which we purchase from a number of different manufacturers. Our enhanced products and services are supported by Sun Microsystems, Inc. UNIX-based and Microsoft Windows NT-based servers located at our customer network facilities.

    PEERING ARRANGEMENTS. Peering is the act of exchanging data across networks, typically at specific, defined locations. Peering allows traffic from one network to be delivered to an address located on another network. In general, our contracts with our Internet backbone providers include peering arrangements at the public peering points on the Internet. We may decide in the future to supplement these public peering arrangements with private peering agreements with other service providers if we determine that these would improve our service and provide economic and/or technological benefits.

CUSTOMERS

    Our customer base consists primarily of small and medium sized enterprises and dial-up customers located in high growth secondary markets. As of December 31, 1999, we provided Internet access and enhanced services to approximately 300 enterprise customers, of which approximately 275 were small and medium sized enterprises, and approximately 15,800 dial-up customers in the mid-Atlantic area. We also provided web hosting services to approximately 4,400 customers. While we have not concentrated our sales and marketing efforts on Fortune 500 companies, we provide our Internet solutions to a number of large enterprises. Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999 and 11% of total revenues for the fiscal year ended December 31, 1998 and Microsoft's WebTV Networks, Inc. accounted for 21% of total revenues for the year ended December 31, 1999 and 9% of total revenues for the fiscal year ended December 31, 1998. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers which may vary from year to year.

CUSTOMER AND TECHNICAL SUPPORT

    We believe superior customer and technical support is critical to our ability to retain existing customers and attract new customers. Our customers depend on the speed and reliability of our network and our ability to keep them connected to the Internet at all times. The knowledge and service orientation of our local customer and technical support personnel are key elements in our ability to assist our customers in quickly resolving their problems.

    To address individual customer problems, we provide customer technical support 24 hours-a-day, seven days-a-week. Our customers also have the ability to reach our customer support representatives by e-mail or schedule a telephone appointment at a time that is convenient to them. In addition, our local customer representatives are available to respond to individual customer needs and provide direct customer support within their designated area. Our strategy of creating a partnership between local support teams and a central call center enables us to capture economies of scale, improve quality and responsiveness and increase productivity, while allowing local personnel to focus on relationships with customers.

COMPETITION

    The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry consolidates. We believe that the primary competitive factors in the Internet services market include:

    - pricing;

    - quality and breadth of products and services;

    - ease of use;

    - personal customer support and service; and

    - brand awareness.

    We believe that we have competed favorably based on these factors, particularly due to our:

    - regionally focused operating strategy;

    - superior customer support and service; and

    - high performance.

    Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

    - national Internet service providers, such as PSINet, Inc. and Concentric Network Corporation;

    - providers of web hosting, colocation and other Internet-based business services, such as Verio, Inc.;

    - numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

    - established on-line service providers, such as America Online, Inc.;

    - computer hardware and other technology companies that provide Internet connectivity with their own or other products, including the International Business Machines Corporation and Microsoft Corporation;

    - national long distance carriers such as AT&T Corporation, MCI WorldCom, Inc., Qwest Communications International Inc. and Sprint Communications Company, L.P.;

    - regional Bell operating companies and local telephone companies;

    - providers of free Internet service, including NetZero, Inc. and MicroWorkz Computer Corporation

    - cable operators or their affiliates, including At Home Corporation and Time Warner Entertainment Company, L.P.;

    - terrestrial wireless and satellite Internet service providers; and

    - nonprofit or educational ISPs.

    Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. Cable companies, however, are faced with large-scale upgrades of their existing plant, equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. We believe that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper wire telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national service providers to provide broadband Internet access. These developments could harm our business.

    Recently, several national access providers have begun offering dial-up Internet access for free or at substantial discounts to prevailing rates, which may result in significant pricing pressure for dial-up Internet access services. We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will intensify competition, especially for dial-up access providers.

GOVERNMENT REGULATION

    We provide Internet access, in part through transmissions over public telephone lines. These transmissions are governed by regulations and policies establishing charges, terms and conditions for communications. As an Internet provider, we are not currently regulated directly by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. We could, however, become subject to regulation by the Federal Communications Commission and/or other regulatory agencies if we become classified as a provider of basic telecommunications services. These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. For example, Internet access providers, unlike long distance telephone companies, currently are not required to pay carrier access charges. Access charges are assessed by local telephone companies on long-distance companies for the use of the local telephone network when the local telephone company originates and terminates long-distance calls, generally on a per-minute basis. The payment of access charges has been a matter of continuing dispute, with long-distance companies complaining that the charges are substantially in excess of actual costs and local telephone companies arguing that access charges are justified to subsidize lower local rates for end users and other purposes. In May 1997, the Federal Communications Commission reaffirmed its decision that Internet access providers should not be required to pay access charges and subsequent statements issued by the Federal Communications Commission have not altered this conclusion. A requirement by the Federal Communications Commission that we pay access charges could have a significant impact on our costs of providing service.

    The Federal Communications Commission also has concluded that Internet access providers should not be required to contribute to a new universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as providing access to enhanced communications systems for schools, libraries and health care providers. As a result, unlike other telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected nor required to contribute to similar funds being established at the state level. Both the access charge issue and the universal service treatment of Internet access providers, however, are the subjects of Federal Communications Commission proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the relevant Federal Communications Commission decisions and their arguments are gaining support as Internet-based telephony begins to compete with conventional telecommunications services. We cannot predict how these matters will be resolved but we could be adversely affected if, in the future, Internet service providers are required to pay access charges or contribute to universal service support.

    In addition, to the extent that an end user's call to an Internet access provider is considered local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the calling party's local telephone company. Reciprocal compensation is a reimbursement mechanism between telephone companies whereby the carrier that terminates a call is eligible for payment from the carrier serving the calling party. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the internet service provider's costs. However, the Federal Communications Commission recently determined that most, but not all, traffic to an Internet access provider is interstate rather than local in nature. This determination could potentially eliminate the payment of reciprocal compensation to the local telephone companies that serve us, which ultimately may affect our costs. There is a pending proceeding at the Federal Communications Commission to determine appropriate compensation mechanisms for such calls and the Federal Communications Commission has ruled that state commissions, in the interim, may determine under what circumstances reciprocal compensation should be paid. To date, most states considering the issue have upheld reciprocal compensation for calls placed to Internet service providers. If new compensation mechanisms increase the costs to carriers that terminate calls to Internet service providers or if states eliminate reciprocal compensation payments for calls to Internet service providers, the affected carriers could increase the price of service to Internet service providers to compensate themselves which could have a material adverse effect on our business, financial condition and results of operation.

    The Federal Communications Commission is also considering measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers by requiring incumbent telephone companies to provide access to their rights-of-way and wiring located within multiple tenant buildings. In addition, the Federal Communications Commission is considering requiring owners of multiple tenant buildings to provide competing service providers nondiscriminatory access to their buildings. Such regulatory measures could enhance the competitive viability of Internet service providers that are affiliated with the providers of these high-speed facilities.

    Finally, the issue of Internet service provider access to the infrastructure deployed by cable television operators is under consideration at the local and federal levels. Several municipal franchising authorities have required franchised cable companies to provide competing Internet service providers open access to their cable infrastructure. However, the Federal Communications Commission has recently filed a brief in federal court addressing the open access issue in which it voiced its opposition to such local regulation, preferring instead a uniform national policy on the issue of open access. Also, an ISP has recently sought a ruling from the Federal Communications Commission that, pursuant to Section 612 of the Communications Act, cable operators should be required to lease to competitors a 6 MHz channel to be used to provide Internet services. Section 612 of the Communications Act requires cable operators to provide leased access to competitors seeking to provide video service. The Internet service provider seeking this Federal Communications Commission ruling claims that almost all Internet services involve video services, such as streaming technology, and therefore qualify for leased access rights under Section 612. The outcome of these efforts to compel open access and leased access will affect our business, by either increasing or foreclosing Internet service provider access rights to the cable television infrastructure.

    The law relating to the liability of Internet service providers and online service providers due to information disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, defamatory or otherwise illegal material, as well as materials that infringe on intellectual property rights, that may subject us to liability. These risks are mitigated by two federal laws. In 1996, Congress immunized Internet service providers and online service providers from liability for defamation and similar claims arising from materials the Internet service providers and online service providers did not create, but merely distributed without knowing or having had reason to know of their defamatory nature. Likewise, in 1998, Congress created a safe harbor from copyright infringement liability for Internet service providers and online service providers arising from materials placed on the Internet service provider's or online service provider's network by third parties, so long as basic requirements are satisfied.

    Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted covering issues such as the sale of alcohol and firearms, content, user privacy, pricing and trademark or copyright infringement. Laws and regulations potentially affecting us have been adopted, and may be adopted in the future, by federal and state governments, as well as by foreign governments. We cannot predict the impact, if any, that recent and future legislative or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone or other companies, such as open access to cable infrastructure, could have a material adverse effect on our business.

INTELLECTUAL PROPERTY

    We have proprietary rights to trade secrets relating to technical and business aspects of our operations. We have sought and will continue to seek federal, state and local protection for these proprietary rights. We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights, particularly those related to our names and logos. We require each of our employees to enter into an inventions agreement, pursuant to which each agrees that any intellectual property rights developed while in our employment belong to us. We believe that we were the first to adopt the service mark FASTNET and the associated logo in connection with Internet service business, and have received federal registrations for them. In addition, we have registrations pending for the following other names and marks: YOU'RE HUMAN, SO ARE WE; 123HOSTME.COM; 123HOSTME! and HOST ME! We currently believe that these names and marks are not material to our business.

    In connection with the delivery of some of our services, we bundle third party software in our products for customers using personal computers operating on the Microsoft Windows or Apple Macintosh platforms. While some of the applications included in our start-up kit for access services subscribers are shareware that we have obtained permission to distribute or that are otherwise in the public domain and freely distributable, other applications included in the start-up kit have been licensed where necessary. We currently intend to maintain or negotiate renewals of all existing software licenses and authorization as necessary, although we cannot be certain that such renewals will be available to us on acceptable terms, if at all. We may also enter into additional licensing agreements in the future for other applications.

EMPLOYEES

    As of December 31, 1999, we had a total of 91 employees, including 88 full-time employees and three part-time employees. Of these employees, 19 people were in engineering, 43 people in general and administrative positions, including executives, customer support, facilities-based transport and accounting/billing and 29 people in sales and marketing.

    We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

    This annual report on Form-10-K contains forward-looking statements concerning the Registrant's future products, expenses, revenue, liquidity and cash needs as well as the Registrant's plans and strategies. These forward-looking statements are based on current expectations and the Registrant assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

WE ONLY RECENTLY BEGAN TO IMPLEMENT OUR CURRENT BUSINESS STRATEGY. AS A RESULT, YOU MAY NOT BE ABLE TO EVALUATE OUR BUSINESS PROSPECTS BASED ON OUR HISTORICAL RESULTS.

    In late 1998, we began to implement our current business strategy of targeting small and medium sized enterprises in high growth secondary markets not only within the mid-Atlantic United States, but also outside of such region. Prior to 1998, we conducted business solely in the mid-Atlantic area, particularly in Eastern Pennsylvania. Consequently, the evaluation of our future business prospects is difficult because our historical results for periods during which we were implementing our current business strategy are limited.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

    We have incurred net losses since our inception. For the years ended December 31, 1996, 1997, 1998 and 1999, we had losses of $115,000, $322,000,
$1.3 million and $5.6 million, respectively. On a pro forma basis, assuming that the acquisition of Internet Unlimited, Inc. was consummated on January 1, 1998, we would have incurred net losses of approximately $2.6 million, or 42% of revenues, for the year ended December 31, 1998 and approximately $6.5 million, or 71% of revenues, for year ended December 31, 1999. Under our current business strategy, we expect to continue to operate at a loss for the foreseeable future.

    In order to achieve profitability, we must develop and market products and services that gain broad commercial acceptance by small and medium sized enterprises and residential customers in our target regions. We cannot give any assurances that our products and services will ever achieve broad commercial acceptance among our customers. Although our revenues have increased each year since we began operations, we cannot give any assurances that this growth in annual revenues will continue or lead to our profitability in the future. Therefore, we cannot predict whether we will obtain or sustain positive operating cash flow or generate net income in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

    Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

    - the timing of costs relating to the construction of our customer network facilities;

    - the timing of the introduction of new products and services;

    - changes in pricing policies and product offerings by us or our competitors; and

    - fluctuations in demand for Internet access and enhanced products and services.

    Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of common stock analysts and investors, the market price of our common stock would likely decline.

OUR EXPANSION EFFORTS MAY NOT BE SUCCESSFUL IN OUR NEW TARGET REGIONS BECAUSE OUR BUSINESS GROWTH STRATEGY IS LARGELY UNTESTED.

    Our growth strategy includes building customer network facilities in high growth secondary markets where we do not currently operate. In each market, we will target primarily small and medium sized enterprise customers. Since our growth strategy is largely untested, we cannot give any assurances that we will be able to successfully implement it in our target regions.

    Our success will depend upon:

    - our ability to identify attractive target regions outside of the mid-Atlantic area;

    - our ability to rapidly deploy additional customer network facilities; and

    - our ability to replicate our sales and marketing efforts.

    Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond our control.

FOR THE YEAR ENDED DECEMBER 31, 1999, OUR LARGEST CUSTOMER ACCOUNTED FOR 21% OF OUR TOTAL REVENUES. THE LOSS OF THIS CUSTOMER COULD HARM OUR RESULTS OF OPERATIONS.

    Although our primary business strategy is to target small and medium sized enterprises, we currently derive, and expect in the future to derive, a significant portion of our revenues from a small number of our business customers that are not small and medium sized enterprises. For example, Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999 and 11% of total revenues for the fiscal year ended
December 31, 1998 and Microsoft's WebTV Networks, Inc. accounted for 21% of total revenues for the year ended December 31, 1999 and 9% of total revenues for the fiscal year ended December 31, 1998. If we are unable to implement our strategy of targeting small and medium sized enterprises, we will continue to be substantially dependent upon revenues from our larger customers. We expect revenues from these customers to vary from year to year. Our agreement with Microsoft's WebTV Networks may be terminated upon 120 days notice. The loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations.

IN THE FUTURE, WE MAY BE UNABLE TO EXPAND OUR SALES, TECHNICAL SUPPORT AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH MAY HINDER OUR ABILITY TO GROW AND MEET CUSTOMER DEMANDS.

    We rely upon our centralized sales force and regional marketing managers to sell our products and services in our new regions. We serve our existing customers through our sales, technical support and customer support staff. If, in the future, we are unable to expand our sales force and our technical support and customer support staff, our business would be harmed because this would limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support.

IF WE ARE UNABLE TO RAPIDLY EXPAND INTO OUR TARGET REGIONS, WE MAY NEED TO MODIFY OUR GROWTH AND OPERATING PLANS.

    Our business strategy depends on our ability to rapidly expand into our new regions, which requires significant capital resources. As a result, we may need significant additional funds to execute our growth strategy. If our existing cash is not sufficient to meet our cash requirements, our need to fund our ongoing operations could limit our ability to execute our business strategy. Therefore, we will need to seek additional capital from public or private equity and debt sources to fund our growth and operating strategies. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.

    In the past, we have been able to provide limited services to customers
90 days after the date construction begins for a new customer network facility. There are many factors, however, which may affect our ability to expand rapidly into target regions, including availability of equipment and telecommunications services. Therefore, there can be no assurances that we will be able to expand into our target regions in our anticipated time frame. If we are unable to rapidly expand into our target regions, our business and results of operations will be harmed.

WE FACE SIGNIFICANT AND INCREASING COMPETITION IN OUR INDUSTRY WHICH COULD CAUSE US TO LOWER PRICES RESULTING IN REDUCED REVENUES.

    The growth of the Internet access and related services market and the absence of substantial barriers to entry have attracted many start-ups as well as existing businesses from the telecommunications, cable, and technology industries. As a result, the market for Internet access and related services is very competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. Current and prospective competitors include:

    - national Internet service providers and regional and local Internet service providers, including providers of free dial-up Internet access;

    - national and regional long distance and local telecommunications carriers;

    - cable operators and their affiliates;

    - providers of web hosting, colocation and other Internet-based business services;

    - computer hardware and other technology companies that bundle Internet connections with their products; and

    - terrestrial wireless and satellite Internet service providers.

    We believe that the number of competitors we face is significant and is constantly changing. As a result, it is extremely difficult for us to accurately identify and quantify our competitors. In addition, because of the constantly evolving competitive environment, it is extremely difficult for us to determine our relative competitive position at any given time.

    As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, we currently face and expect to continue to face significant pricing pressure and other competition in the future. Advances in technology and changes in the marketplace and the regulatory environment will continue, and we cannot predict the effect that ongoing or future developments may have on us or the pricing of our products and services.

    We believe that the following are the primary competitive factors in our market:

    - pricing;

    - quality and breadth of products and services;

    - ease of use;

    - personal customer support and service; and

    - brand awareness.

    Many of our competitors have significantly greater market presence, brand-name recognition, and financial resources than we do. In addition, all of the major long distance telephone companies, also known as interexchange carriers, offer Internet access services. The recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, many carriers are integrating horizontally through acquisitions of or joint ventures with Internet service providers, or by wholesale purchase of Internet access from Internet service providers. In addition, many of the major cable companies and other alternative service providers, such as those companies utilizing wireless and satellite-based service technologies, have announced their plans to offer Internet access and related services. While few of these larger companies have focused on our key customer base of small and medium sized enterprises in our target markets, it is possible that they will do so in the future. Accordingly, we may experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also already provide telecommunications and other services to many of our target customers. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services, which we do not currently offer. This bundling of services may harm our ability to compete effectively with them and may result in pricing pressure on us that would reduce our earnings.

OUR GROWTH DEPENDS ON THE CONTINUED ACCEPTANCE BY SMALL AND MEDIUM SIZED ENTERPRISES OF THE INTERNET FOR COMMERCE AND COMMUNICATION.

    If the use of the Internet by small and medium sized enterprises for commerce and communication does not continue to grow, our business and results of operations will be harmed. Our products and services are designed primarily for the rapidly growing number of business users of the Internet. Commercial use of the Internet by small and medium sized enterprises is still in its early stages. Despite growing interest in the commercial uses of the Internet, many businesses have not purchased Internet access and related services for several reasons, including:

    - lack of inexpensive, high-speed connection options;

    - a limited number of reliable local access points for business users;

    - lack of affordable electronic commerce solutions;

    - limited internal resources and technical expertise;

    - inconsistent quality of service; and

    - difficulty in integrating hardware and software related to Internet based business applications.

    In addition, we believe that many Internet users lack confidence in the security of transmitting their data over the Internet, which has hindered commercial use of the Internet. Technologies that adequately address these security concerns may not be developed.

    The adoption of the Internet for commerce and communication applications, particularly by those enterprises that have historically relied upon alternative means, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete.

OUR SUCCESS DEPENDS ON THE CONTINUED DEVELOPMENT OF INTERNET INFRASTRUCTURE.

    The recent growth in the use of the Internet has caused periods of performance degradation, requiring the upgrade by providers and other organizations with links to the Internet of routers and switches, telecommunications links and other components forming the infrastructure of the Internet. We believe that capacity constraints caused by rapid growth in the use of the Internet may impede further development of the Internet to the extent that users experience increased delays in transmission or reception of data or transmission errors that may corrupt data. Any degradation in the performance of the Internet as a whole could impair the quality of our products and services. As a consequence, our future success will be dependent upon the reliability and continued expansion of the Internet.

WE RELY ON A LIMITED NUMBER OF VENDORS AND SERVICE PROVIDERS, SOME OF WHICH ARE OUR COMPETITORS. THIS MAY ADVERSELY AFFECT THE FUTURE TERMS OF OUR RELATIONSHIPS.

    We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon Sprint Communications Company, L.P., MCI WorldCom, Inc. and UUNET Technologies, Inc. as our primary backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

WE DEPEND ON OUR EXECUTIVE OFFICERS TO EXECUTE OUR BUSINESS STRATEGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES.

    Our success depends in part upon the continued service and performance of:

    - David K. Van Allen, Chief Executive Officer;

    - Sonny C. Hunt, President;

    - Stanley F. Bielicki, Chief Financial Officer;

    - Phillip L. Weller, Chief Technology Officer;

    - Rafe Scheinblum, Executive Vice President--Operations;

    - Mark A. Horinko, Vice President--Engineering; and

    - Thomas J. Roberts, Vice President--Sales.

    We currently do not have employment agreements with any of our named executive officers. The loss of the services of one or more of our executive officers could impair our ability to expand our operations and provide a high level of service to our customers.

WE NEED TO RECRUIT AND RETAIN QUALIFIED PERSONNEL OR OUR BUSINESS COULD BE
HARMED.

    Competition for highly-qualified employees in the Internet service industry is intense because there is a limited number of people with an adequate knowledge of and significant experience in our industry. Our success depends to a significant degree upon our ability to attract, train and retain highly skilled management, technical, marketing and sales personnel and upon the continued contributions of such people. Since it is difficult and time consuming to identify and hire highly qualified employees, we cannot assure you of our ability to do so. Our failure to attract additional highly qualified personnel could impair our ability to grow our operations and services to our customers.

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH COULD RESULT IN THE LOSS OF OUR CUSTOMERS OR LIABILITY TO OUR CUSTOMERS.

    The continued operation of our network infrastructure depends upon our ability to protect against:

    - downtime due to malfunction or failure of hardware or software;

    - overload conditions;

    - power loss or telecommunications failures;

    - human error;

    - natural disasters; and

    - sabotage or other intentional acts of vandalism.

    Any of these occurrences could result in interruptions in the services we provide to our customers and require us to spend substantial amounts of money repairing and replacing equipment. In addition, we have finite capacity to provide service to our customers under our current infrastructure. Because utilization of our network is constantly changing depending upon customer use at any given time, we maintain a level of capacity that we believe to be adequate to support our current customer base. If we obtain additional customers in the future, we will need to increase our capacity to maintain the quality of service that we currently provide our customers. If customer usage exceeds our capacity and we are unable to increase our capacity in a timely manner, our customers may experience interruptions in or decreases in quality of the services we provide. As a result, we may lose current customers or incur significant liability to our customers for any damages they suffer due to any system downtime as well as the possible loss of customers.

OUR NETWORK MAY EXPERIENCE SECURITY BREACHES WHICH COULD DISRUPT OUR SERVICES.

    Our network infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. There currently is no existing technology that provides absolute security, and the cost of minimizing these security breaches could be prohibitively expensive. We may face liability to customers for such security breaches. Furthermore, such incidents could deter potential customers and adversely affect existing customer relationships.

WE FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

    It is possible that claims could be made against Internet service providers in connection with the nature and content of the materials disseminated through their networks. The law relating to the liability of Internet service providers due to information carried or disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, or otherwise illegal material, as well as material that violates intellectual property rights which may subject us to liability. Several private lawsuits have been brought in the past and are currently pending against other entities which seek to impose liability upon Internet service providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources or discontinuing some of our service or product offerings, which could harm our business.

NEW LAWS AND REGULATIONS GOVERNING OUR INDUSTRY COULD HARM OUR BUSINESS.

    We are subject to a variety of risks that could materially affect our business due to the rapidly changing legal and regulatory landscape governing Internet access providers. For example, the Federal Communications Commission currently exempts Internet access providers from having to pay per-minute access charges that long-distance telecommunications providers pay local telephone companies for the use of the local telephone network. In addition, Internet access providers are currently exempt from having to pay a percentage of their gross revenues as a contribution to the federal universal service fund. Should the Federal Communications Commission eliminate these exemptions and impose such charges on Internet access providers, this would increase our costs of providing dial-up Internet access service and could have a material adverse effect on our business, financial condition and results of operations.

    We face risks due to possible changes in the way our suppliers are regulated which could have an adverse effect on our business. For example, most states require local exchange carriers to pay reciprocal compensation to competing local exchange carriers for the transport and termination of Internet traffic. However, in February 1999, the Federal Communications Commission concluded that at least a substantial portion of dial-up Internet traffic is jurisdictionally interstate which could ultimately eliminate the reciprocal compensation payment requirement for Internet traffic. Should this occur our telephone carriers may no longer be entitled to receive payment from the originating carrier to terminate traffic delivered to us. The Federal Communications Commission has launched an inquiry to determine a mechanism for covering the costs of terminating calls to Internet service providers, but in the interim state commissions will determine whether carriers will receive compensation for such calls. If the new compensation mechanism that may be adopted by the Federal Communications Commission increases the costs to our telephone carriers for terminating traffic to us, or if states eliminate reciprocal compensation payments, our telephone carriers may increase the price of service to us in order to recover such costs. This could have a material adverse effect on our business, financial condition and results of operations.

    We face risks due to possible changes in the way our competitors are regulated which could have an adverse effect on our business. For example, the Federal Communications Commission is considering measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers. Such favorable regulatory measures could enhance the viability of our competitors in the Internet access marketplace. In addition, changes in the regulatory environment may provide competing Internet service providers the right of access to the cable systems of local franchised cable operators. The adoption of open access to cable systems by Internet service providers could harm our business.

    IMPACT OF THE YEAR 2000 The commonly referred to Year 2000 or Y2K issue results from the fact that many computer programs and systems were developed without considering the possible impact of a change in the century designation that occurred on January 1, 2000. As a result, these programs and systems use only two digits instead of four to identify the year in the date field. Many people were concerned that essential systems and programs might not properly recognize this date and therefore could generate wrong data, calculate erroneous results, or fail if the issue remained uncorrected. As a result of these concerns, we undertook a pervasive inventory, internal assessment, and service-level testing effort across all of our operations. Based on these initiatives we discovered certain non-material Y2K compliance issues and took appropriate corrective actions in advance of January 1, 2000. On January 1, 2000 and since that time, we have not experienced any significant Year 2000 problems in connection with any of our systems or operations. Based on that experience, we do not expect that we will encounter any significant latent Y2K-related problems in the future nor incur any significant additional costs. As of December 31, 1999, we had spent approximately $360,000 in the aggregate in connection with our Y2K assessment and remediation efforts. These costs included hardware and software remediation costs incurred in connection with the compliance program. These costs do not include internal costs for employee time spent on the project, and various system upgrades that we implemented and that otherwise would be part of our overall capital expenditure.

ITEM 2. PROPERTIES.

    Our corporate offices are located in Bethlehem, Pennsylvania where we lease approximately 72,881 square feet of space for our Network Operations Center. Our lease agreements for this space, which commenced on June 1, 1999 and September 1, 1999, respectively, have six-year terms. We also entered into a lease on January 6, 2000 for 34,580 square feet of space for our principal executive offices with a lease term of six years. This lease agreement includes a purchase option which expires on January 5, 2001. We also lease space for our Customer Network Facilities, ranging from 600 to 2,000 square feet, in Pennsylvania, New Jersey, New York, Washington D.C., and Maryland. We will require additional space for our customer network facilities as we expand. We believe that we will continue to be able to obtain suitable space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

    We are not involved currently in any legal proceedings that either individually or taken as a whole, will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS.

    Our common stock has traded on the Nasdaq National Market (Nasdaq Symbol:
FSST) since the completion of our initial public offering ("IPO") on February 7, 2000. Prior to that date, there was no public market for our common stock.

    On March 24, 2000, the closing price of our common stock as reported on the Nasdaq National Market was $14.13 per share. As of March 24, 2000, there were approximately 169 shareholders of record of our common stock.

    We have never declared or paid any cash dividends on our common stock and do not expect to pay dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth and working capital needs.

    Our initial public offering, or IPO, was effected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, SoundView Technology Group, Inc., FAC/ Equities, a division of First Albany Corporation and DLJDIRECT, Inc., exercised the over-allotment option selling an additional 600,000 shares of our common stock. Total aggregate proceeds were $55.2 million.

    In the preceding three years, we have issued the following securities that were not registered under the Securities Act:

    Since our inception, we have issued to employees and H&Q You Tools Investment Holding, L.P. an aggregate of 7,000,000 shares of common stock and to employees and directors options to purchase 585,000 shares issued pursuant to our Equity Compensation Plan. All of such sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

    On May 28, 1998, we sold 1,000,000 shares of common stock for $0.20 per share and a warrant to purchase 1,000,000 shares of our common stock at a per share exercise price of $1.50. This warrant is exercisable at any time on or before May 30, 2005 to H&Q You Tools Investment Holding L.P. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

    Pursuant to our Equity Compensation Plan, we have granted, as of December 31, 1999, options to purchase a total of 585,000 shares of common stock, of which 450,000 are exercisable at a price of $1.50 per share; 115,000 are exercisable at a price of $2.50 per share and 20,000 are exercisable at a price of $7.13 per share. No options have been exercised. In granting the options and selling the underlying securities upon exercise of the options, we relied upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Securities Act.

    On July 30, 1999, we issued 546,984 shares of our common stock to the shareholders of Internet Unlimited, Inc. in connection with our acquisition of Internet Unlimited, Inc. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

    In August 1999, we sold 666,198 shares of Series A convertible preferred stock to H&Q You Tools Investment Holding L.P., Naveen Jain, Everest Venture Partners I, L.P., Entrepreneurial Investment Corporation, J.F. Shea Co. Inc., as nominee, Lucent Technologies, Inc, InterNetworking Systems, at a price of $7.13 per share. All of these sales were made under the exemption from registration provided under Section 4(2) of the Securities Act. All of these shares of preferred stock were converted into 666,198 shares of our common stock immediately prior to the consummation of our IPO.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table summarizes selected financial data for the five years in the period ended December 31, 1999. Our historical data for the Company for each of the five years ended December 31, 1995, 1996, 1997, 1998 and 1999, are derived from, and are qualified by reference to, our Financial Statements which are included elsewhere in this Annual Report on Form 10-K. These Financial Statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                       YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------------------
                                    1995         1996          1997          1998          1999
                                 ----------   -----------   -----------   -----------   -----------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues--
    Services...................  $  299,956   $ 1,545,072   $ 2,846,338   $ 4,875,471   $ 8,180,555
    Hardware and software......     148,848       397,535       824,276       652,508       211,807
                                 ----------   -----------   -----------   -----------   -----------
                                    448,804     1,942,607     3,670,614     5,527,979     8,392,362
                                 ----------   -----------   -----------   -----------   -----------
Operating expenses--
    Cost of services...........     122,622       740,186     1,771,968     2,572,732     5,487,491
    Cost of hardware/and
      software.................     190,482       421,825       561,951       669,009       184,457
    Selling, general and
      administrative...........     243,525       793,336     1,445,224     3,067,740     6,362,729
    Depreciation and
      amortization.............      23,193        78,804       177,375       346,568     1,600,058
                                 ----------   -----------   -----------   -----------   -----------
      Total operating
        expenses...............     579,822     2,034,151     3,956,518     6,656,049    13,634,735
                                 ----------   -----------   -----------   -----------   -----------
Operating loss.................    (131,018)      (91,544)     (285,904)   (1,128,070)   (5,242,373)
Other expenses, net............      (4,610)      (23,680)      (36,162)     (146,220)     (358,698)
                                 ----------   -----------   -----------   -----------   -----------
Net loss.......................  $ (135,628)  $  (115,224)  $  (322,066)  $(1,274,290)  $(5,601,071)
                                 ==========   ===========   ===========   ===========   ===========
Basic and diluted net loss per
  common share.................  $    (0.01)  $     (0.01)  $     (0.03)  $     (0.14)  $      (.77)
                                 ==========   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding....   9,537,500    11,575,000    11,575,000     8,880,833     7,229,284
                                 ==========   ===========   ===========   ===========   ===========

                                                        YEAR ENDED DECEMBER 31
                                   ----------------------------------------------------------------
                                     1995         1996         1997          1998          1999
                                   ---------   ----------   -----------   -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)........  $(209,282)  $ (552,418)  $(1,447,138)  $(4,356,637)  $(3,238,257)
Goodwill, net....................         --           --            --            --     2,115,558
Customer list, net...............         --           --            --            --     1,722,222
Total assets.....................    288,205      822,953     1,683,345     3,226,841    15,839,576
Shareholders' equity (deficit)...    (94,980)    (210,203)     (532,269)   (2,564,081)    1,363,798

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATE, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OVERVIEW

    We began providing Internet access services to our customers in 1994. In 1998, we began to implement our current strategy of providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. In order to fund this strategy, we decided to seek financing through the issuance of additional equity and debt.

    - In May 1998, we raised approximately $3.3 million in a private debt and equity financing, of which approximately $1.5 million was used to retire debt and repurchase outstanding shares of our common stock. We used the remainder of the proceeds to advance our business plan.

    - In May 1999, we raised $1.0 million from H&Q You Tools Investment Holding, L.P. through the issuance of a convertible note. The principal and accrued interest on this note were converted in August 1999 into 142,431 shares of series A convertible preferred stock at $7.13 per share. In August 1999, we sold 666,198 shares of series A convertible preferred stock at $7.13 per share for net proceeds of approximately $4.5 million to a group of investors including Lucent Technologies, Inc. All of the outstanding preferred stock converted automatically into an equivalent number of common shares upon the consummation of the Company's initial public offering (see below).

    On July 30, 1999 we acquired Internet Unlimited, Inc., a web hosting and colocation company located in Bethlehem, Pennsylvania. As a result of this acquisition, we increased the number of customers using our web hosting services and supplemented our management and technical expertise.

    On February 7, 2000, the company completed its initial public offering (the "Offering") of 4,000,000 shares of Common stock at a price of $12.00 per share. On March 7, 2000 the Company sold 600,000 shares of common stock at a price of $12.00 per share pursuant to the exercise of the underwriters' overallotment option. The Company received aggregate net cash proceeds of $51,336,000 from the initial public offering and exercise of the over allotment option.

OUR HISTORY OF OPERATING LOSSES

    We have incurred operating losses in each year since our inception. Our operating losses were 8% of revenues for the year ended December 31, 1997, 20% for the year ended December 31, 1998 and 62% of revenues for the year ended December 31, 1999. On a pro forma basis, assuming the acquisition of Internet Unlimited was consummated on January 1, 1998, our losses would have increased from 20% of revenues on an actual basis to 41% on a pro forma basis for the year ended December 31, 1998, and would have increased from 62% on an actual basis to 67% on a pro forma basis for the year ended December 31, 1999. We anticipate that we will continue to operate at a loss for the foreseeable future.

RESULTS OF OPERATIONS

    We broadly classify our revenues by customer type, enterprise and non-enterprise. Enterprise customers are business customers, governmental entities, and non-profit organizations. Our non-enterprise customers are residential customers and Microsoft's WebTV Networks' customers. We historically have derived at least 60% of our revenues from our enterprise customers. Our customers purchase Internet access, web hosting services and other enhanced products and services either individually or as part of a bundled solution.

    Typically, our customers sign annual service contracts that set forth their charges for recurring services, and may include one time set up fees. We offer our customers monthly, quarterly, semi-annual and annual service periods and provide discounts to our customers for prepayment and for purchase of bundled services. In most cases, our customers are invoiced 30 days prior to the start of their service period. In only a limited number of instances are our customers invoiced after services have been provided. Revenues are recognized as services are rendered. Amounts billed relating to future periods are recorded as deferred revenues and recognized as services are rendered.

    Dedicated Internet access, virtual private networking and dial-up Internet access together represent more than 60% of our revenues in each period presented. Our dedicated Internet access revenue has grown in each period and represented approximately $1.8 million in 1997, $2.9 million in 1998 and $3.3 million in 1999. Revenues from our virtual private networking service, which we began offering in 1997, were $679,000 and $2.1 million for the years ended December 31, 1998 and 1999, respectively. This increase in virtual private networking revenues is primarily attributable to the increase in Microsoft's WebTV Networks' customers utilizing this service and our expansion into new regions. Dial-up access revenues increased from approximately $147,000 in 1996 to approximately $733,000 in 1998 and approximately $1.4 million in the year ended December 31, 1999. This growth is primarily attributable to expansion of our customer base and increased sales and marketing efforts.

    Our primary focus is on generating recurring revenues from small and medium sized business customers. Currently, revenues from enterprise customers represent more than 60% of total revenues. During the years ended December 31, 1997 and 1998, revenues from the sale of our enhanced products and services represented between 11% and 17% of our total revenues. On a pro forma basis assuming our acquisition of Internet Unlimited, Inc. occurred on January 1, 1998, enhanced products and services revenues would have been 19% of revenues in the year ended December 31, 1998 and 18% of revenues for the year ended
December 31, 1999. We anticipate that enhanced products and services revenues will increase as a percentage of our total revenues in the future.

    As our revenues have grown, we have increased the number of our employees, expanded our facilities and infrastructure, and increased our sales and marketing efforts. We had 19 employees at December 31, 1996, 33 employees at December 31, 1997, 41 employees at December 31, 1998, 91 employees at
December 31, 1999. As of December 31, 1996, we operated our network operations center and one customer network facility. As of December 31, 1999, we had expanded the capabilities of the network operations center and had seven customer network facilities in operation with five additional customer network facilities in construction. Our advertising expenditures increased from $243,000 in 1997 to $625,000 in 1998 to $1.0 million in 1999. We expect to continue to increase the number of our employees, to expand our facilities and infrastructure, and to increase our sales and marketing efforts. As a consequence, we expect operating expenses to continue to increase for the foreseeable future.

    Cost of services revenues consists primarily of Internet access and telecommunications charges. These charges are the costs of directly connecting to Internet backbone providers. Cost of services revenues also includes the payroll and related expenses for engineering, and rental expense on leased network and customer network facility equipment. Costs of hardware and software includes the costs of third party hardware and software sold to our customers.

    Selling, general and administrative expense consists primarily of payroll and related expenses for personnel engaged in marketing, selling, customer service, accounting, management, and administrative functions. Selling, general and administrative expense includes office space rent, advertising, promotion, insurance, professional fees, as well as other general corporate expenses.

    The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                       FOR THE YEAR ENDED DECEMBER 31
                                                   --------------------------------------
                                                     1997           1998           1999
                                                   --------       --------       --------
Revenues:
  Services.......................................    77.5%          88.2%           97.5%
  Hardware and software..........................    22.5           11.8             2.5
                                                    -----          -----          ------
                                                    100.0          100.0           100.0
                                                    -----          -----          ------
Operating expenses:
  Cost of services...............................    48.3           46.5            65.4
  Cost of hardware and software..................    15.3           12.1             2.2
  Selling, general and administrative............    39.4           55.5            75.8
  Depreciation and amortization..................     4.8            6.3            19.1
                                                    -----          -----          ------
                                                    107.8          120.4           162.5
                                                    -----          -----          ------
    Operating loss...............................    (7.8)         (20.4)          (62.5)
Other expense, net...............................    (1.0)          (2.7)           (4.3)
                                                    -----          -----          ------
Net loss.........................................    (8.8)%        (23.1)%         (66.8)%
                                                    =====          =====          ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

    REVENUES. Total revenues increased by $2.9 million, or 52%, to $8.4 million for the year ended December 31, 1999, compared to $5.5 million for the year ended December 31, 1998. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, total revenues would have been $9.1 million for the year ended December 31, 1999.

    Services revenues increased by $3.3 million, or 68%, to $8.2 million for the year ended December 31, 1999, compared to $4.9 million for the year ended December 31, 1998. This increase in services revenues is primarily attributable to an increase in the number of customers using our dedicated Internet access services and a 211% increase in virtual private network revenues from $679,000 for the period ended December 31, 1998 to $2.1 million for the period ended December 31, 1999. This increase in virtual private networking revenues is primarily attributable to the increase in revenues from one customer, Microsoft's WebTV Networks. Our enhanced products and service revenues increased by 152% for the period ended December 31, 1999 over the same period in 1998 in part due to our acquisition of Internet Unlimited, Inc. Our dial-up customer base continued to grow over the comparable period, resulting in an increase in dial-up revenues of 95% for the period ended December 31, 1999 over the same twelve month period in 1998.

    Hardware and software revenues which represents our resale of third party hardware and software to our customers decreased by $441,000 or 68% to $212,000 for the year ended December 31, 1999, compared to $653,000 for the year ended December 31, 1998. In the year ended December 31, 1998, we sold a significant amount of third party hardware and software as part of an installation for one of our major customers. We expect hardware sales to decline as a percentage of revenue because of our focus on small and medium sized enterprises. These customers historically have required less hardware because of the scale of their Internet needs and their inclination to use their existing equipment when available.

    During these periods, we derived a significant portion of our revenues from Microsoft's WebTV Networks and the State of Delaware. Microsoft's WebTV Networks represented 21% of total revenues for the year ended December 31, 1999. The State of Delaware represented 11% of total revenues for the year ended
December 31, 1998.

    COST OF REVENUES. Cost of revenues increased by $2.4 million, or 75%, to $5.7 million for the year ended December 31, 1999, compared to $3.2 million for the year ended December 31, 1998. As a percentage of revenues, cost of revenue increased to 68% for the year ended December 31, 1999 from 59% for the year ended December 31, 1998. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, cost of revenues would have been $5.8 million for the year ended December 31, 1999.

    Cost of services increased by $2.9 million, or 113%, to $5.5 million for the year ended December 31, 1999, compared to $2.6 million for the year ended December 31, 1998. As a percentage of services revenues, cost of services were 53% in the year ended December 31, 1998 compared to 67% in the year ended December 31, 1999. These increases were primarily attributable to the increase in Internet access and telecommunications charges, increased rental expense on leased equipment, and an increase in payroll and related expenses for engineers associated with our increased revenues, in advance of generating revenues in new regions.

    Cost of hardware and software decreased by $485,000 or 72% to $184,000 for the year ended December 31, 1999, compared to $669,000 for the year ended December 31, 1998 as a result of the decrease in hardware and software revenues.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $3.3 million, or 107%, to $6.4 million for the year ended December 31, 1999 compared to $3.1 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 76% for the year ended December 31, 1999 from 55% for the year ended December 31, 1998. This increase is primarily attributable to the increase in selling, general and administrative personnel from 31 at December 31, 1998 to 73 at December 31, 1999, and a 67% increase in advertising expense from $625,000 in the year ended December 31, 1998 to $1.0 million in the year ended
December 31, 1999. As a result of the increase in personnel, all related general and administrative expenses increased. Five hundred thousand dollars of the $3.3 million increase was for financial advisory services provided by Hambrecht & Quist LLC. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, selling, general and administrative expenses would have been $6.9 million for the year ended
December 31, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.3 million or 362%, to $1.6 million for the year ended December 31, 1999, compared to $347,000 for the year ended December 31, 1998. This increase was primarily attributable to the purchase of equipment necessary to support the expansion of our network and to the amortization of the intangible assets associated with our acquisition of Internet Unlimited, Inc. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, depreciation and amortization, including the amortization of intangible assets associated with the Internet Unlimited acquisition would have been $2.5 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

    REVENUES. Total revenues increased by $1.8 million, or 51%, to $5.5 million for the year ended December 31, 1998, from $3.7 million for the year ended December 31, 1997. On a pro forma basis, assuming our acquisition of Internet Unlimited occurred prior to January 1, 1998, total revenues would have been $6.1 million for the year ended December 31, 1998.

    Services revenues increased by $2.1 million, or 71%, to $4.9 million for the year ended December 31, 1998, from $2.8 million for the year ended December 31, 1997. This increase in services revenues resulted from an overall increase in the number of customers using our dedicated Internet access services and from an increase in virtual private networking revenues for the year ended December 31, 1998, compared, to the year ended December 31, 1997. Our dedicated Internet access revenues increased by $1.2 million, or 67%, in 1998 compared to 1997. Our dial-up customer base continued to increase in 1998 compared to 1997, resulting in dial-up revenues increasing $207,000, or 40%, in 1998 compared to 1997.

    Hardware and software revenues decreased by $171,000, or 21%, to $653,000 for the year ended December 31, 1998, from $824,000 for the year ended
December 31, 1997, primarily because we sold a significant amount of third party hardware and software as part of an installation for one of our major customers in 1997.

    During the year ended December 31, 1998, revenues from Lucent
Technologies, Inc. represented in excess of 11% of total revenues. During the year ended December 31, 1997, revenues from Lucent Technologies, Inc. represented 24% and revenues from Vanguard Cellular Systems, Inc. represented 13% of total revenues.

    COST OF REVENUES. Cost of revenues increased by $908,000, or 39%, to $3.2 million for the year ended December 31, 1998 from $2.3 million for the year ended December 31, 1997. On a pro forma basis, assuming our acquisition of Internet Unlimited occurred on January 1, 1998, cost of revenues would have been $3.3 million for the year ended December 31, 1998.

    Cost of services increased by $801,000, or 45%, to $2.6 million for the year ended December 31, 1998, from $1.8 million for the year ended December 31, 1997. This increase was primarily attributable to the increase in Internet access and telecommunications charges and increased rental expense on leased equipment. As a percentage of services revenues, cost of services were 53% in the year ended December 31, 1998 compared to 62% in the year ended December 31, 1997. This decrease is primarily attributable to a higher utilization rate of our network and the addition of new customers without proportional incremental infrastructure and telecommunications costs.

    Cost of hardware and software increased by $107,000 or 19% to $669,000 for the year ended December 31, 1998, from $562,000 for the year ended December 31, 1997. This increase is primarily attributable to a large sale of hardware to one customer.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $1.7 million, or 112%, to $3.1 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997. As a percentage of revenues, these expenses were 56% for the year ended December 31, 1998, compared to 39% for the year ended December 31, 1997. This increase in selling, general and administrative expense in dollars and as a percentage of revenues is primarily attributable to the increase in selling, general and administrative personnel from 28 at December 31, 1997 to 35 at December 31, 1998, and a 157% increase in advertising expense from $243,000 in the year ended December 31, 1997 to $625,000 in the year ended December 31, 1998. On a pro forma basis, assuming our acquisition of Internet Unlimited occurred on January 1, 1998, selling, general and administrative expenses would have been $3.5 million for the year ended December 31, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $170,000, or 95%, to $347,000 for the year ended December 31, 1998 from $177,000 for the year ended December 31, 1997. This increase was primarily attributable to the purchase of equipment necessary to support the expansion of our network. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred on January 1, 1998, depreciation and amortization, including the amortization of intangible assets associated with the Internet Unlimited acquisition, would have been $1.9 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities and acquisitions. The following is a table setting forth our cash flow activities:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                             1997         1998         1999
                                           ---------   ----------   -----------
OTHER FINANCIAL DATA:
Cash flows provided by (used in)
  operating activities...................  $ 483,415   $ (613,979)  $  (467,622)
Cash flows used in investing
  activities.............................   (690,352)    (899,996)   (2,280,717)
Cash flows provided by financing
  activities.............................    267,327    1,681,776     3,445,397
                                           ---------   ----------   -----------
Net increase in cash and cash
  equivalents............................  $  60,390   $  167,801   $   697,058
                                           =========   ==========   ===========

    Prior to the offering, we have satisfied our cash requirements primarily through debt and equity financings. In May 1998, we issued 1,000,000 shares of our common stock, a convertible promissory note in the amount of approximately $3.1 million to H&Q You Tools Investment Holding, L.P. and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share to H&Q You Tools Investment Holding, L.P. for an aggregate of approximately
$3.3 million in cash. In connection with this financing, we granted H&Q You Tools Investment Holding, L.P. a security interest in substantially all of our assets. H&Q You Tools Investment Holding, L.P. has committed to convert this note into 2,033,334 shares of our common stock and release its security interest immediately prior to the offering. We used a portion of the proceeds from this financing to repurchase outstanding shares of our common stock representing 50% of our then outstanding shares of common stock for $1.0 million.

    In May 1999, we issued a $1.0 million convertible note to H&Q You Tools Investment Holding, L.P. for $1.0 million in cash. The principal amount of this note and accrued interest was converted into 142,431 shares of series A convertible preferred stock at $7.13 per share in August 1999. In July 1999, we used a portion of the proceeds from this financing to acquire Internet Unlimited, Inc. a provider of web hosting and colocation services, for $400,000 in cash and 546,984 shares of common stock.

    In August 1999, we sold 666,198 shares of series A convertible preferred stock to purchasers including Lucent Technologies, Inc. at $7.13 per share. The net proceeds from these sales of series A convertible preferred stock were approximately $4.5 million. All of the outstanding preferred stock automatically converted into common stock immediately prior to the consummation of the initial public offering.

    In June 1999, we entered into a master lease agreement with Ascend Credit Corporation for a $20 million equipment lease facility. Under this arrangement, we lease equipment necessary for the construction of our customer network facilities. Currently, we have approximately $16.4 million available under this facility.

    In January 2000, we entered into a purchase agreement under which we issued a $1.0 million note to H&Q You Tools Investment Holding, L.P. The note bore interest at a rate equal to 7% per annum and was fully repaid on March 2, 2000 with a portion of the proceeds from the initial public offering.

    As of December 31, 1999, our cash and cash equivalents were $953,840. We believe that our existing cash and cash equivalents, available financing under the $20 million equipment lease facility, and the proceeds from the initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may be required to seek additional sources of financing, in order to fund the planned expansion of the Company. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us or our shareholders. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our regional deployment, including our customer network facilities and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

    Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at December 31, 1999 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at December 31, 1999. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

    All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and the Report of the Independent Auditors appears in Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required by this item is incorporated herein by reference from our Proxy Statement to the Annual Meeting of shareholders to be filed shortly hereafter.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by this item is incorporated herein by reference from our Proxy Statement to the 2000 annual meeting of shareholders to be filed shortly hereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item is incorporated herein by reference from our Proxy Statement to the 2000 annual meeting of shareholders to be filed shortly hereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item is incorporated herein by reference from our Proxy Statement to the 2000 annual meeting of shareholders to be filed shortly hereafter.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    List of documents filed as part of this report:

        (a) 1. Consolidated Financial Statements and Financial Statement Schedule appearing on page F-1 are filed as part of this Annual Report on 10-K.

           2. Exhibits.  See (c) below

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

        (c) Exhibits. See Exhibit Index filed as part of this Annual Report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FASTNET Corporation:

    We have audited the accompanying consolidated balance sheets of FASTNET Corporation (a Pennsylvania Corporation) and Subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FASTNET Corporation and Subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                      /s/ Arthur Andersen LLP

Philadelphia, Pa.,
  February 4, 2000
  (except for the matter discussed
  in Note 10, as to which the
  date is February 7, 2000)

                       FASTNET CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   256,782   $   953,840
  Accounts receivable, net of allowance of $17,187 and
    $49,388.................................................      878,523     1,791,422
  Offering costs............................................           --     1,336,605
  Other current assets......................................      135,478       469,605
                                                              -----------   -----------
      Total current assets..................................    1,270,783     4,551,472
                                                              -----------   -----------
PROPERTY AND EQUIPMENT, net.................................    1,741,635     7,363,848
GOODWILL, net...............................................           --     2,115,558
CUSTOMER LIST, net..........................................           --     1,722,222
OTHER ASSETS................................................      214,423        86,476
                                                              -----------   -----------
                                                              $ 3,226,841   $15,839,576
                                                              ===========   ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $ 3,061,283   $    12,985
  Current portion of capital lease obligations..............       52,921     1,417,066
  Accounts payable..........................................    1,289,156     2,319,524
  Accrued expenses..........................................      338,896     1,708,896
  Deferred revenues.........................................      885,164     2,331,258
                                                              -----------   -----------
      Total current liabilities.............................    5,627,420     7,789,729
                                                              -----------   -----------
LONG-TERM DEBT..............................................       44,816     3,081,634
                                                              -----------   -----------
CAPITAL LEASE OBLIGATIONS...................................      118,686     2,794,093
                                                              -----------   -----------
OTHER LIABILITIES...........................................           --       810,322
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock (Note 7)..................................           --     5,460,653
  Common stock (Note 7).....................................      366,478     4,798,924
  Deferred compensation.....................................           --      (364,149)
  Accumulated deficit.......................................   (1,930,559)   (7,531,630)
  Less--Treasury stock, at cost.............................   (1,000,000)   (1,000,000)
                                                              -----------   -----------
      Total shareholders' equity (deficit)..................   (2,564,081)    1,363,798
                                                              -----------   -----------
                                                              $ 3,226,841   $15,839,576
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                       FASTNET CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                          --------------------------------------
                                                             1997         1998          1999
                                                          ----------   -----------   -----------
REVENUES:
  Services..............................................  $2,846,338   $ 4,875,471   $ 8,180,555
  Hardware and software.................................     824,276       652,508       211,807
                                                          ----------   -----------   -----------
                                                           3,670,614     5,527,979     8,392,362
                                                          ----------   -----------   -----------
OPERATING EXPENSES:
  Cost of services......................................   1,771,968     2,572,732     5,487,491
  Cost of hardware and software.........................     561,951       669,009       184,457
  Selling, general and administrative...................   1,445,224     3,067,740     6,362,729
  Depreciation and amortization.........................     177,375       346,568     1,600,058
                                                          ----------   -----------   -----------
                                                           3,956,518     6,656,049    13,634,735
                                                          ----------   -----------   -----------
  Operating loss........................................    (285,904)   (1,128,070)   (5,242,373)
                                                          ----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income.......................................       1,305        15,256        51,642
  Interest expense......................................     (38,368)     (166,831)     (405,549)
  Other.................................................         901         5,355        (4,791)
                                                          ----------   -----------   -----------
                                                             (36,162)     (146,220)     (358,698)
                                                          ----------   -----------   -----------
NET LOSS................................................  $ (322,066)  $(1,274,290)  $(5,601,071)
                                                          ==========   ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE.............  $    (0.03)  $     (0.14)  $     (0.77)
                                                          ==========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING....  11,575,000     8,880,833     7,229,284
                                                          ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                       FASTNET CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 PREFERRED STOCK           COMMON STOCK
                              ---------------------   -----------------------     DEFERRED      ACCUMULATED     TREASURY
                               SHARES      AMOUNT       SHARES       AMOUNT     COMPENSATION      DEFICIT         STOCK
                              --------   ----------   ----------   ----------   -------------   ------------   -----------
BALANCE, DECEMBER 31,
  1996......................       --    $       --   11,575,220   $  124,000     $      --     $  (334,203)   $        --
  Net loss..................       --            --           --           --            --        (322,066)            --
                              -------    ----------   ----------   ----------     ---------     -----------    -----------
BALANCE, DECEMBER 31,
  1997......................       --            --   11,575,220      124,000            --        (656,269)            --
  Purchase of treasury
    stock...................       --            --   (5,787,610)          --            --              --     (1,000,000)
  Sale of Common stock......       --            --    1,000,000      200,000            --              --             --
  Issuance of Common stock
    to employees for
    compensation............       --            --      212,390       42,478            --              --             --
  Net loss..................       --            --           --           --            --      (1,274,290)            --
                              -------    ----------   ----------   ----------     ---------     -----------    -----------
BALANCE, DECEMBER 31,
  1998......................       --            --    7,000,000      366,478            --      (1,930,559)    (1,000,000)
  Issuance of Common stock
    options below fair
    value...................       --            --           --      532,450      (532,450)             --             --
  Amortization of deferred
    compensation............       --            --           --           --       168,301              --             --
  Issuance of Common stock
    for acquisition (see
    Note 3).................       --            --      546,984    3,899,996            --              --             --
  Sale of Preferred stock,
    net of transaction costs
    (see Note 7)............  666,198     4,445,108           --           --            --              --             --
  Conversion of note
    payable.................  142,431     1,015,545           --           --            --              --             --
  Net loss..................       --            --           --           --            --      (5,601,071)            --
                              -------    ----------   ----------   ----------     ---------     -----------    -----------
BALANCE, DECEMBER 31,
  1999......................  808,629    $5,460,653    7,546,984   $4,798,924     $(364,149)    $(7,531,630)   $(1,000,000)
                              =======    ==========   ==========   ==========     =========     ===========    ===========


                                 TOTAL
                              -----------
BALANCE, DECEMBER 31,
  1996......................  $  (210,203)
  Net loss..................
                              -----------
BALANCE, DECEMBER 31,
  1997......................     (532,269)
  Purchase of treasury
    stock...................   (1,000,000)
  Sale of Common stock......      200,000
  Issuance of Common stock
    to employees for
    compensation............       42,478
  Net loss..................   (1,274,290)
                              -----------
BALANCE, DECEMBER 31,
  1998......................   (2,564,081)
  Issuance of Common stock
    options below fair
    value...................           --
  Amortization of deferred
    compensation............      168,301
  Issuance of Common stock
    for acquisition (see
    Note 3).................    3,899,996
  Sale of Preferred stock,
    net of transaction costs
    (see Note 7)............    4,445,108
  Conversion of note
    payable.................    1,015,545
  Net loss..................   (5,601,071)
                              -----------
BALANCE, DECEMBER 31,
  1999......................  $ 1,363,798
                              ===========

        The accompanying notes are an integral part of these statements.

                       FASTNET CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           -------------------------------------
                                                             1997         1998          1999
                                                           ---------   -----------   -----------
OPERATING ACTIVITIES:
  Net loss...............................................  $(322,066)  $(1,274,290)  $(5,601,071)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities--
    Depreciation and amortization........................    177,375       346,568     1,600,058
    Stock-based compensation expense.....................         --        42,478            --
    Amortization of deferred compensation................         --            --       168,301
    Changes in operating assets and liabilities--
      Increase in assets--
        Accounts receivable..............................   (216,190)     (428,861)     (817,824)
        Other assets.....................................    (88,079)     (252,601)     (176,481)
      Increase in liabilities--
        Accounts payable and accrued expenses............    533,819       686,616     2,310,112
        Deferred revenues................................    398,556       263,111     1,238,961
        Other liabilities................................         --            --       810,322
                                                           ---------   -----------   -----------
          Net cash provided by (used in) operating
            activities...................................    483,415      (613,979)     (467,622)
                                                           ---------   -----------   -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment....................   (690,352)     (899,996)   (1,880,518)
  Cash paid for business acquisition.....................         --            --      (400,199)
                                                           ---------   -----------   -----------
          Net cash used in investing activities..........   (690,352)     (899,996)   (2,280,717)
                                                           ---------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from debt.....................................    215,599     3,344,000     1,000,000
  Repayments of debt.....................................    (46,049)     (615,920)     (166,034)
  Repayments of capital lease obligations................    (22,712)      (28,815)     (497,072)
  Net borrowings (repayments) of line of credit..........    120,489      (217,489)           --
  Purchase of treasury stock.............................         --    (1,000,000)           --
  Proceeds from sale of common stock.....................         --       200,000            --
  Proceeds from sale of Preferred stock, net of
    transaction costs....................................         --            --     4,445,108
  Offering costs.........................................         --            --    (1,336,605)
                                                           ---------   -----------   -----------
          Net cash provided by financing activities......    267,327     1,681,776     3,445,397
                                                           ---------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS................     60,390       167,801       697,058
CASH AND CASH EQUIVALENTS, beginning of year.............     28,591        88,981       256,782
                                                           ---------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year...................  $  88,981   $   256,782   $   953,840
                                                           =========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                       FASTNET CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

    FASTNET Corporation (formerly You Tools Corporation) and its subsidiary ("FASTNET" or the "Company"), a Pennsylvania corporation, has been providing Internet access and enhanced products and services to its customers since 1994. The Company is a growing Internet services provider targeting small and medium sized enterprises in selected high growth secondary markets. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

    As of December 31, 1999, the Company had a working capital deficit of $3,238,257 and accumulated losses of $7,531,630. The Company has incurred losses since inception and expects to continue to incur losses in 2000. The Company intends to expand its operation into new regions throughout the United States. To do so, the Company plans to construct and deploy new facilities, increase its sales and marketing operations and enhance its infrastructure. The Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share on February 7, 2000 raising net proceeds of approximately $43,040,000. In addition, on March 7, 2000, the underwriters exercised their over-allotment option of 600,000 shares of Common stock at a price of $12.00 per share. The Company received net proceeds of $6,696,000. (see
Note 10).

    The Company is subject to those risks associated with companies in the early stages of development. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on major customers, risks from competition, new products and technological change, and dependence on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of FASTNET and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 7 years. Maintenance, repairs and minor replacements are charged to expense as incurred.

                       FASTNET CORPORATION AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    Effective July 1, 1999, the Company changed its method of depreciation for property and equipment from mid-year convention to mid-month convention. This change was applied on a prospective basis (as a change in accounting estimate) to assets acquired after that date. The Company changed its method of depreciation based upon management's belief that the mid-month convention provides a better matching of costs and revenues and the fact that the mid-month convention is the predominant method in practice. The effect of the change on the net loss for the year ended December 31, 1999 was to decrease the net loss by approximately $390,000 or $0.05 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and deferred revenues, are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt approximates its fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews its long-lived assets, including property and equipment, goodwill and customer list, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no such asset impairments at December 31, 1999.

REVENUE RECOGNITION

    Service revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges relate to porting, initial connection or other related fees and are recognized as revenue when the Company completes the process, typically when the customer is set up for initial or expanded service. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred revenue recognition on these advance payments and recognizes this revenue ratably over the service period.

    Revenues are also derived from the resale of products, including hardware and software, and web hosting services. The Company recognizes product sales revenue when the equipment is shipped to the customer. The Company sells its web hosting and related services for contractual periods ranging from one to twelve months. These contracts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenues in the period in which customers utilize such services. Revenues include network installation, maintenance and consulting services. These services are provided on a time-and-material basis and revenues are recognized based upon time (at established rates) and other direct costs as incurred.

                       FASTNET CORPORATION AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
ADVERTISING

    All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $243,104, $625,264 and
$1,046,181, respectively.

COST OF REVENUES

    Cost of revenues includes telecommunications charges and other charges incurred in the delivery and support of services, including personnel costs in the Company's operations support function, as well as equipment costs related to hardware and software sales. The telecommunications component of cost of revenues was $1,318,021, $2,091,772 and $4,528,908 for the years ended
December 31, 1997, 1998 and 1999, respectively.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

    At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6,137,000. The net operating loss carryforward will begin to expire in 2010. The Company's utilization of its loss carryforward could be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

    The Company has a net deferred tax asset primarily related to the net operating loss carryforward and timing differences between the financial reporting and tax accounting treatment of certain expenses. Due to the Company's history of operating losses, the realization of the deferred tax asset is uncertain therefore, the Company has provided a full valuation allowance against the net deferred tax asset.

NET LOSS PER COMMON SHARE

    The Company has presented net loss per share pursuant to SFAS No. 128, "Earnings per Share." Basic loss per share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted loss per share is the same as basic loss per share because the impact on loss per share using the treasury stock method is antidilutive due to the Company's losses.

MAJOR CUSTOMERS

    The Company derived revenues of approximately 24% and 13% from its two largest customers for the year ended December 31, 1997, 11% from its largest customer for the year ended December 31, 1998 and 21% from its largest customer for the year ended December 31, 1999.

                       FASTNET CORPORATION AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with federally insured banks. The Company does not require collateral from its customers.

SUPPLEMENTAL CASH FLOW INFORMATION

    For the years ended December 31, 1997, 1998, and 1999, the Company paid interest of $36,281, $171,101 and $317,443, respectively. For the years ended December 31, 1997, 1998 and 1999, the Company paid income taxes of $23,069, $103,187 and $75, respectively; these amounts are included in other current assets in the accompanying consolidated balance sheets at December 31, 1999, as the Company expects these amounts to be refunded. The Company incurred capital lease obligations of $87,970, $140,805, and $4,524,670 for the years ended December 31, 1997, 1998, and 1999, respectively.

    The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition discussed in Note 3 for the year ended December 31, 1999:

Noncash assets:
  Accounts receivable.......................................  $   95,075
  Other current assets......................................      19,277
  Property and equipment....................................     194,798
  Goodwill..................................................   2,462,498
  Customer list.............................................   2,000,000
  Other assets..............................................      10,422
                                                              ----------
                                                              $4,782,070
Assumed liabilities:
  Accounts payable..........................................  $    6,008
  Accrued expenses..........................................     104,720
  Deferred revenues.........................................     207,133
  Capital lease obligation..................................       9,460
  Debt......................................................     154,554
                                                              ----------
                                                                 481,875
                                                              ----------
    Net noncash assets acquired.............................   4,300,195
Purchase price paid in stock................................   3,899,996
                                                              ----------
Cash paid, net of cash acquired.............................  $  400,199
                                                              ==========

STOCK-SPLIT

    On May 28, 1998, the Company effected a 24,115-for-1 split. All references in the financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this change.

                       FASTNET CORPORATION AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB No. 101 may have on its consolidated financial statements and related disclosures.

3. ACQUISITION:

    On July 30, 1999, the Company acquired 100% of the capital stock of Internet Unlimited, Inc., a provider of web hosting and colocation services, for $400,000 in cash and 546,984 shares of Common stock with transaction costs of $75,000. The results of operations from the acquired business have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, "Accounting for Business Combinations." The excess of the purchase price over the fair value of net liabilities was determined to be $4,462,498. Of this amount $2,462,498 was allocated to goodwill and $2,000,000 was allocated to customer list. The customer list and goodwill are being amortized on a straight-line basis over 3 years. If the acquisition of Internet Unlimited Inc. had occurred on January 1, 1998, the unaudited pro forma information, after giving effect to the pro forma adjustments described below, would have been as follows:

                                                      YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Unaudited pro forma revenues.......................  $ 6,125,184   $ 9,109,726
Unaudited pro forma loss...........................  $(2,583,521)  $(6,102,433)
Unaudited pro forma net loss.......................  $(2,748,038)  $(6,483,523)
Unaudited pro forma basic and diluted net loss per
  Common share.....................................  $     (0.29)  $     (0.86)

    The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future. The pro forma adjustments consist of the amortization of customer list and goodwill of $1,487,500 for the year ended December 31, 1998 and $1,487,500 (including $619,791 recorded by the Company in August through December 1999) for the year ended December 31, 1999. Additionally, prior to the acquisition, the Company derived revenues from Internet Unlimited, Inc. These revenues and the corresponding costs of revenues recorded by Internet Unlimited, Inc. have been eliminated from the above unaudited information.

                       FASTNET CORPORATION AND SUBSIDIARY

4. PROPERTY AND EQUIPMENT:

                                                             DECEMBER 31
                                                       -----------------------
                                                          1998         1999
                                                       ----------   ----------
Equipment............................................  $1,591,667   $6,524,216
Computer equipment...................................     359,095    1,217,455
Computer software....................................     133,385      713,480
Furniture and fixtures...............................     153,510      279,667
Leasehold improvements...............................     125,109      228,980
                                                       ----------   ----------
                                                        2,362,766    8,963,798
Less- Accumulated depreciation and amortization......    (621,131)  (1,599,950)
                                                       ----------   ----------
                                                       $1,741,635   $7,363,848
                                                       ==========   ==========

    Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $177,375, $346,568 and $980,267, respectively. The net carrying value of property and equipment under capital leases was $188,883 and $4,097,653 at December 31, 1998 and 1999, respectively.

5. LINE OF CREDIT:

    The Company had a $500,000 line of credit with a bank. The line was paid in full in May 1998 with the proceeds from a convertible note (see Note 6) and was immediately cancelled.

6. DEBT:

                                                            DECEMBER 31
                                                      ------------------------
                                                         1998          1999
                                                      -----------   ----------
Convertible notes payable...........................  $ 3,050,000   $3,050,000
Term loans..........................................       56,099       44,619
                                                      -----------   ----------
                                                        3,106,099    3,094,619
Less- Current portion...............................   (3,061,283)     (12,985)
                                                      -----------   ----------
                                                      $    44,816   $3,081,634
                                                      ===========   ==========

    On May 28, 1998, the Company sold a $3,050,000 convertible note (the "Convertible Note"), and a warrant to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share to an investor. The investor also purchased 1,000,000 shares of Common stock (see Note 7). The Black-Scholes pricing model calculated a minimal value for the warrant; therefore, no proceeds were assigned to the warrant.

    The Convertible Note bears interest at 7% and is convertible into Common stock at the option of the investor at any time prior to maturity at $1.50 per share subject to adjustment, as defined. The Convertible Note is secured by substantially all of the assets of the Company. Interest on the Convertible Note is payable quarterly in arrears. The Convertible Note originally matured on November 30, 1999. On August 9, 1999, the investor agreed to extend the maturity of the Convertible Note to January 31, 2001. The investor also agreed to convert the Convertible Note into 2,033,334 shares of Common stock immediately prior to the consummation of the initial public offering. The

                       FASTNET CORPORATION AND SUBSIDIARY

6. DEBT: (CONTINUED)
Convertible note was converted to Common stock upon the consummation of the initial public offering (see Note 10).

    On May 14, 1999, the Company sold a $1,000,000 convertible note to an investor (the "May 14th Convertible Note"). The May 14th Convertible Note bore interest at 7%, and both principal and accrued interest were convertible at the option of the holder at any time prior to maturity at rates subject to adjustment based on the future sales price of the Company's Common stock. In August 1999, this investor converted the May 14th Convertible Note together with accrued and unpaid interest on the note into 142,431 shares of Series A Preferred. The shares of Series A Preferred converted to Common stock upon the consummation of the initial public offering (see Note 10).

    In 1997, the Company received a $21,873 term note from a financing company, bearing interest at 10.75%. The outstanding balance at December 31, 1999 was $9,909.

    In 1998, the Company received a $44,000 term note from a bank, bearing interest at 9%. The outstanding balance at December 31, 1999 was $34,710. Future maturities on this term note are $8,200, $8,969, $9,811, and $7,730 and are due in 2000, 2001, 2002, and 2003, respectively.

    In 1998, the Company received a $250,000 note from a customer bearing 7.5% interest. The note was paid off in May 1998.

    In 1997, the Company issued a $200,000 demand note bearing 8.0% interest to a company controlled by a shareholder of FASTNET. The note was repaid in May 1998 with the proceeds from the Convertible Note.

7. SHAREHOLDERS' EQUITY:

COMMON STOCK

    The Company has 50,000,000 authorized shares of no par value Common stock. The Company had 7,000,000 shares outstanding on December 31, 1998 and 7,546,984 shares outstanding on December 31, 1999.

    In May 1998, the Company purchased 5,787,610 shares of Common stock from certain employee shareholders (the "Sellers") of the Company. Subsequently in May 1998, the Company sold 1,000,000 shares to an investor. The Company recorded the purchase from the Sellers as a purchase of treasury stock. Also, in May 1998, the investor purchased a $3,050,000 note from the Company and received a warrant to purchase 1,000,000 shares of Common stock. Also in May 1998, the Company issued 212,390 shares of fully vested Common stock to certain employees. In connection with issuing these vested shares, the Company charged $42,478 to compensation expense, the value of the 212,390 shares. This expense is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

PREFERRED STOCK

    The Company has 10,000,000 authorized shares of no par value Preferred stock. The Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("Series A Preferred") in August 1999. The Series A Preferred is convertible at any time into Common stock of the Company at

                       FASTNET CORPORATION AND SUBSIDIARY

7. SHAREHOLDERS' EQUITY: (CONTINUED)
a one-for-one conversion ratio. The holders of the Series A Preferred have a liquidation preference of $7.13 per share.

    In August 1999, the Company sold 666,198 shares of Series A Preferred to certain investors at $7.13 per share. In connection with the sale of Series A Preferred, an advisory fee of $285,000 is due to the financial advisor, who is an affiliate of a significant shareholder. The proceeds from the sales of the Series A Preferred were $4,445,108, net of offering costs of $304,884. The Series A Preferred converted into Common Stock immediately prior to the consumation of the Company's initial Public Offering (see Note 10).

COMMON STOCK OPTIONS

    In March 1999, the Company approved the 1999 Equity Compensation Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of up to 1,000,000 shares of Common stock for incentive stock options ("ISOs"), nonqualified stock options ("NQSOs") and restricted shares. ISOs are granted with exercise prices at or above fair value as determined by the Board of Directors. NQSOs are granted with exercise prices determined by the Board of Directors. Each option expires on such date as the Board of Directors may determine, generally ten years.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for options issued to employees under the 1999 Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period. In May and June 1999, the Company issued options to purchase 110,000 and 3,000 shares of Common stock, respectively for $2.50 per share. At that time the fair value of the Company's Common stock was deemed $7.13 per share. These options vest over periods ranging from one to five years. In connection with these option grants, the Company recorded deferred compensation of $532,450 for the year ended December 31, 1999. The amortization expense as a result of the amortization of the deferred compensation was $168,301 in the same period.

    Under SFAS No. 123, "Accounting for Stock-Based Compensation," compensation cost related to stock options granted to employees is computed based on the value of the stock option at the date of grant using an option valuation methodology, typically the Black-Scholes pricing model. SFAS No. 123 can be applied either by recording the fair value of the options or by continuing to record the APB No. 25 value and disclosing the SFAS No. 123 impact on a pro forma basis. The Company has elected the disclosure method of SFAS No. 123. Had compensation cost of the Company's 1999 Plan been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have increased by $296,864.

    The weighted average fair value of the options granted during 1999 is estimated at $2.11 using the Black-Scholes pricing model with the following assumptions: dividend yield of zero; volatility of 70%; weighted average risk-free interest rate of 5.55% and an expected life of six years.

                       FASTNET CORPORATION AND SUBSIDIARY

7. SHAREHOLDERS' EQUITY: (CONTINUED)
    Information with respect to outstanding options under the 1999 Plan is as follows:

                                                     OPTIONS                                AVERAGE
                                                    AVAILABLE   OUTSTANDING      PRICE      EXERCISE
                                                    FOR GRANT     OPTIONS        RANGE       PRICE
                                                    ---------   -----------   -----------   --------
Plan inception, March 3, 1999.....................  1,000,000          --     $
  Granted.........................................   (585,000)    585,000     $1.50-$7.13    $1.89
                                                    ---------     -------     -----------    -----
Outstanding, December 31, 1999....................    415,000     585,000     $1.50-$7.13    $1.89
                                                    =========     =======     ===========    =====

    As of December 31, 1999, there were exercisable options to purchase an aggregate of 295,000 shares at an average exercise price of $1.52 per share. The weighted average remaining contractual life of all options outstanding at December 31, 1999 is 9.24 years.

WARRANTS

    In May 1998, the Company issued a warrant to an investor to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share. This warrant is currently exercisable and expires in May 2005.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

    In June 1999, the Company entered into a $20 million master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. As of December 31, 1999, the Company had $16,348,133 available for the purchase of additional equipment under the lease.

    The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2006. Rent expense under the operating leases was $221,851, $542,447 and $1,027,502 during the years ended December 31, 1997, 1998 and 1999, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments as of December 31, 1999, are as follows:

                                                        CAPITAL     OPERATING
                                                        LEASES        LEASES
                                                      -----------   ----------
2000................................................  $ 1,417,066   $1,407,975
2001................................................    1,595,156    1,170,885
2002................................................    1,198,937      834,632
2003................................................           --      846,514
2004................................................           --      785,827
Thereafter..........................................                   689,693
                                                      -----------   ----------
Total minimum lease payments........................    4,211,159   $5,735,526
                                                                    ==========
Less- Current portion...............................   (1,417,066)
                                                      -----------
                                                      $ 2,794,093
                                                      ===========

                       FASTNET CORPORATION AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
LITIGATION

    From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, based on the advise of counsel, the outcome of such actions will not have a material adverse effect on the Company's future financial position or results of operations.

RELATED PARTY TRANSACTION

    In June 1999, the Company entered into a financial arrangement, as amended, with an advisor (the "Financial Advisor"), who is an affiliate of a significant shareholder. This agreement provided for a payment of $320,000 to be made to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment is related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid March 2, 2000 with a portion of the proceeds from the initial public offering.

    In January 2000, the Company received a $1,000,000 promissory note from the Financial Advisor, bearing interest at 7%. This promissory note was repaid upon the consummation of the initial public offering (see Note 10).

9. RETIREMENT SAVINGS PLAN

    In 1999, the Company established a defined contribution 401(k) retirement savings plan, which covers substantially all employees. Employees become eligible to participate in the plan upon six months of employment. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company matches $0.50 on every $1.00 up to the first 6% of the employee contributions. The Company made $72,036 of contributions in 1999.

10. SUBSEQUENT EVENT:

    On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share raising net proceeds of approximately $43,040,000. Additionally, on March 7, 2000, the underwriters exercised their over-allotment option for the purchase of 600,000 shares at a price of $12.00 per share. The Company received net cash proceeds of approximately $6,696,000 from the exercise of the underwriters over-allotment option. Additionally, immediately prior to the consummation of the initial public offering the Convertible Note converted into 2,033,334 shares of Common stock (see Note 6); and 808,629 shares of Series A Preferred converted to Common stock (see Note 7).

                                  SIGNATURES.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FASTNET CORPORATION

                                                       By             /s/ DAVID K. VAN ALLEN
                                                            -----------------------------------------
                                                                        David K. Van Allen
Date: March 30, 2000                                                 CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 30, 2000            By                   /s/ DAVID K. VAN ALLEN
                                           -------------------------------------------
                                                       David K. Van Allen
                                              Chief Executive Officer and Director
                                                  (Principal Executive Officer)

Date: March 30, 2000            By                   /s/ STANLEY F. BIELICKI
                                           -------------------------------------------
                                                       Stanley F. Bielicki
                                                     Chief Financial Officer
                                           (Principal Financial & Accounting Officer)

Date: March 30, 2000            By                      /s/ SONNY C. HUNT
                                           -------------------------------------------
                                                          Sonny C. Hunt
                                                     President and Director

Date: March 30, 2000            By                   /s/ DOUGLAS L. MICHELS
                                           -------------------------------------------
                                                       Douglas L. Michels
                                                            Director

Date: March 30, 2000            By                     /s/ DAVID J. FARBER
                                           -------------------------------------------
                                                         David J. Farber
                                                            Director

Date: March 30, 2000            By                     /s/ R. BARRY BORDEN
                                           -------------------------------------------
                                                         R. Barry Borden
                                                            Director

Date: March 30, 2000            By                     /s/ ALAN S. KESSMAN
                                           -------------------------------------------
                                                         Alan S. Kessman
                                                            Director

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        3.1*            Amended and Restated Articles of Incorporation of the
                        Registrant.
        3.2*            Second Amended and Restated Bylaws of the Registrant.
       10.1*            1999 Equity Compensation Plan of the Registrant.
       10.2*            Investor Rights Agreement between the Registrant and the
                        investors listed on Exhibit A thereto, dated August 3, 1999.
       10.3*            MCI WorldCom On-Net Voice Agreement between the Registrant and MCI WorldCom, Inc., dated August 6, 1999.
       10.4*            Customer Service Agreement between Sprint Communications
                        Company, L.P. and the Registrant, dated June 28, 1999.
       10.5*            Agreement between UUNET Technologies, Inc. and the
                        Registrant, dated August 11, 1999.
       10.6*            Managed Security Services Provider Agreement by and between
                        WatchGuard Technologies, Inc. and the Registrant, dated
                        October 30, 1998.
       10.7*            Co-location License by and between Switch and Data
                        Facilities Site Two, L.P. and the Registrant, dated January
                        1, 1999.
       10.8*            Commercial Lease Agreement by and between RB Associates and the Registrant, dated July 22, 1998.
       10.9*            Lease Agreement between Holland Center, L.L.C. and the
                        Registrant, dated June 15, 1999.
       10.10*           Equipment Lease Agreement between Bay Networks USA, Inc. and the Registrant, dated May 29, 1997.
       10.11*           Master Lease Agreement between Sunrise Leasing Corporation
                        (Cisco Systems, Inc.) and the Registrant, dated October 23,
                        1997.
       10.12*           Letter of Agreement between the Registrant and Ascend
                        Communications, Inc./Ascend Credit Corporation, dated
                        September 18, 1998.
       10.13*           Master Lease Agreement between Sun Microsystems, Inc. and
                        the Registrant, dated February 21, 1997.
       10.14*           Lease Agreement between Middle States Capital Corporation
                        and the Registrant, dated August 13, 1997.
       10.15*           Service Agreement between Service Electric Cable TV, Inc.
                        and the Registrant, dated as of May 12, 1999.
       10.16*           Agreement between NEXTLINK Pennsylvania, Inc. and the
                        Registrant, dated June 25, 1999.
       10.17*           Service Agreement between Hyperion Communications of New
                        Jersey, LLC and the Registrant, dated May 12, 1999.
       10.18*           Master Lease Agreement between Ascend Credit Corporation and the Registrant, dated June 29, 1999.
       10.19*           Agreement between WebTV Networks, Inc. and the Registrant, dated September 4, 1997.
       10.20*           Form of Agreement between Focal Communications Corporation and the Registrant.
       10.21*           Convertible Promissory Note between H&Q You Tools Investment
                        Holding, L.P. and the Registrant, dated May 28, 1998.
       10.22*           Common Stock Warrant Purchase Agreement by and among the
                        Registrant and H&Q You Tools Investment Holding, L.P., dated
                        May 28, 1998.
       10.23*           Statement with Respect to Shares of Series A Convertible
                        Preferred Stock of the Registrant, dated August 2, 1999.
       10.24*           Master Lease Agreement between Sunrise Leasing Corporation
                        (Cisco Systems, Inc.) and the Registrant, dated November 3,
                        1999.
       10.25*           Agreement between Hambrecht & Quist LLC and the Registrant, dated June 29, 1999 and an amendment dated December 7, 1999.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
       10.26*           Agreement between Covad Communications Company and the
                        Registrant, dated December 3, 1999.
       10.27*           Lease Agreement between 65 Public Square Associates and the
                        Registrant, dated November 15, 1999.
       10.28*           Agreement between UUNET Technologies, Inc. and the
                        Registrant, dated December 14, 1999.
       10.29*           Agreement between NEXTLINK Pennsylvania, Inc. and the
                        Registrant, dated December 7, 1999.
       10.30*           Agreement between NEXTLINK Pennsylvania, Inc. and the
                        Registrant, dated October 19, 1999.
       10.31*           Agreement between the ISK Magnetics, Inc. and the
                        Registrant, dated January 6, 2000.
       10.32*           Agreement between The Santa Cruz Operation Inc. and the
                        Registrant, dated December 30, 1999.
       21.1*            Subsidiaries of the Registrant.
       27.1             Financial Data Schedule.

------------------------

* Incorporated by reference from the Registration Statement on Forms S-1 of the Registrant (Registration No. 333-85465) filed with the commission on August 18, 1999, as amended.