Form 10-Q
period 2000-03-31
FASTNET CORP
filed 2000-05-15
CIK 1092536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)



               OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-29255

                               FASTNET CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      PENNSYLVANIA                       23-2767197
               (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER
               OF INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)

                              3864 COURTNEY STREET
                          TWO COURTNEY PLACE, SUITE 130
                               BETHLEHEM, PA 18017
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (610) 266-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of May 12, 2000 was 14,988,947.

                               FASTNET CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX


                                                                             PAGE
                                                                             ----
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets-- December 31, 1999 and March 31, 2000
      (unaudited) ...............................................................3

   Consolidated Statements of Operations-- Three Months Ended
      March 31, 1999 and March 31, 2000 (unaudited)..............................4

   Consolidated Statements of Cash Flows-- Three months Ended
      March 31, 1999 and March 31, 2000 (unaudited)..............................5

   Notes to Consolidated Financial Statements....................................6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.............13

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings......................................................13

 Item 2. Changes in Securities and Use of Proceeds..............................14

 Item 3. Defaults Upon Senior Securities........................................15

 Item 4. Submission of Matters to a Vote of Security Holders....................15

 Item 5. Other Information......................................................15

 Item 6. Exhibits and Reports on Form 8-K.......................................21


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      FASTNET CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                December 31        March 31
                                                                                   1999              2000
                                                                              -------------     -------------
                                   ASSETS                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...........................................       $     953,840     $   6,118,416
   Marketable securities...............................................                 --         38,889,620
   Accounts receivable, net of allowance of
     $49,388 and $136,977..............................................           1,791,422         1,774,008
   Offering costs......................................................           1,336,605               --
   Other current assets................................................             469,605           710,943
                                                                              -------------     -------------

                Total current assets...................................           4,551,472        47,492,987
                                                                              -------------     -------------

PROPERTY AND EQUIPMENT, net............................................           7,363,848         8,640,676

GOODWILL, net..........................................................           2,115,558         1,910,350

CUSTOMER LIST, net.....................................................           1,722,222         1,555,555

OTHER ASSETS...........................................................              86,476            93,376
                                                                              -------------     -------------

                                                                              $  15,839,576     $  59,692,944
                                                                              =============     =============
                      LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt...................................       $      12,985     $      17,160
   Current portion of capital lease obligations........................           1,417,066         1,414,097
   Accounts payable....................................................           2,319,524         1,930,951
   Accrued expenses....................................................           1,708,896           713,984
   Deferred revenues...................................................           2,331,258         2,578,602
                                                                              -------------     -------------

                Total current liabilities..............................           7,789,729         6,654,794
                                                                              -------------     -------------

LONG-TERM DEBT.........................................................           3,081,634            46,608
                                                                              -------------     -------------

CAPITAL LEASE OBLIGATIONS..............................................           2,794,093         2,776,580
                                                                              -------------     -------------

OTHER LIABILITIES......................................................             810,322           24,767
                                                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES..........................................

SHAREHOLDERS' EQUITY:
   Preferred stock (10,000,000 shares authorized, 808,629 shares outstanding at December 31, 1999 and none outstanding at
     March 31, 2000)...................................................           5,460,653                --
   Common stock (50,000,000 shares authorized, 7,546,984 and
     14,988,947 shares outstanding at December 31, 1999 and
     March 31, 2000)...................................................           4,798,924        64,164,093
   Deferred compensation...............................................            (364,149)       (1,220,083)
   Accumulated deficit.................................................          (7,531,630)      (11,753,815)
   Less- Treasury stock, at cost.......................................          (1,000,000)       (1,000,000)
                                                                              -------------     -------------

                Total shareholders' equity ............................           1,363,798        50,190,195
                                                                              -------------     -------------

                                                                              $  15,839,576     $  59,692,944
                                                                              =============     =============



        The accompanying notes are an integral part of these statements.

                       FASTNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the three months ended
                                                                            (Unaudited)
                                                                  ---------------------------------
                                                                     3/31/1999         3/31/2000
                                                                    ----------        -----------
REVENUES....................................................      $   1,733,843     $   3,030,310

OPERATING EXPENSES:

   Cost of revenues.........................................          1,193,512         2,471,251
   Selling, general and administrative......................            751,329         3,706,513
   Depreciation and amortization............................            128,291         1,001,989
                                                                  -------------     -------------
                                                                      2,073,132         7,179,753
                                                                  -------------     -------------

   Operating loss...........................................           (339,289)       (4,149,443)
                                                                  --------------    --------------
OTHER INCOME (EXPENSE):
   Interest income..........................................              3,270           318,787
   Interest expense.........................................            (57,309)         (388,078)
   Other....................................................                ---            (3,451)
                                                                  -------------     --------------
                                                                        (54,039)          (72,742)
                                                                  --------------    --------------

NET LOSS....................................................      $    (393,328)    $  (4,222,185)
                                                                  =============     =============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE.........................................      $       (0.06)    $       (0.36)
                                                                  =============     =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING................................          7,000,000        11,690,105
                                                                  =============     =============



         The accompanying notes are an integral part of these statements

                       FASTNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the three months ended

                                                                     March 31,          March 31,
                                                                       1999              2000
                                                                     ---------         ---------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
   Net loss.................................................      $   (393,328)     $  (4,222,185)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
       Depreciation and amortization........................           128,291          1,001,989
       Amortization of debt discount........................                --            255,802
       Amortization of deferred compensation................                --            136,799
       Changes in operating assets and liabilities-
         Decrease (increase) in assets-

           Accounts receivable..............................           160,506             17,414
           Other assets.....................................           (31,963)          (248,238)
         Increase (decrease) in liabilities-
           Accounts payable and accrued expenses............           382,961           (346,880)
           Deferred revenues................................           302,899            247,344
           Other liabilities................................                --           (484,452)
                                                                  -------------     --------------
                Net cash provided by (used in) operating
                  activities................................           549,366         (3,642,407)
                                                                  -------------     --------------
INVESTING ACTIVITIES:
   Purchases of property and equipment......................          (422,534)        (1,373,366)
   Securities purchased.....................................                --        (40,390,723)
   Securities sold..........................................                --          1,500,000
                                                                  -------------     -------------

                Net cash used in investing activities.......          (422,534)       (40,264,089)
                                                                  ------------      -------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt.............................                --          1,027,994
   Repayments of long-term debt.............................            (1,769)        (1,008,845)
   Repayments of capital lease obligations..................            (6,993)          (554,058)
   Proceeds from issuance of common stock, net..............                --         49,605,981
                                                                  -------------     -------------
                Net cash provided by (used in) financing
                 activities.................................            (8,762)        49,071,072
                                                                  -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................           118,070          5,164,576
CASH AND CASH EQUIVALENTS, beginning of period..............           256,782            953,840
                                                                  -------------     -------------
CASH AND CASH EQUIVALENTS, end of
   period...................................................      $    374,852      $   6,118,416
                                                                  =============     =============



        The accompanying notes are an integral part of these statements.

                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Basis of Presentation

    FASTNET Corporation and its subsidiaries (formerly You Tools Corporation) ("FASTNET" or the "Company"), a Pennsylvania corporation, has been providing Internet access services to its customers since 1994. The Company is a growing Internet services provider targeting small and medium sized enterprises in selected high growth secondary markets in the mid-Atlantic area of the United States. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

    The accompanying unaudited financial information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management the accompanying financial statements include all significant adjustments, consisting of only normal and recurring adjustments, which are necessary for a fair presentation of the financial position as of March 31, 2000, the results of operations and cash flows the three months ended March 31, 1999 and 2000. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements include the accounts of FASTNET and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Interim Financial Information

    While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

    Reclassifications

Certain reclassifications have been made to the prior year to conform with the current year presentation.

(2) INITIAL PUBLIC OFFERING

On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. An additional 600,000 shares of common stock were issued pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $49.6 million from the offering. Immediately prior to the consummation of the offering, the convertible note converted into 2,033,334 shares of Common stock and 808,629 shares of Series A Convertible Preferred stock converted into an equal amount of common stock.

(3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of March 31, 2000, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion as well as interest are included in interest income. Realized gains and losses are included in Other income, net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

    The Company's investments in debt and equity securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

(4) PROPERTY AND EQUIPMENT:


    Property and equipment consist of the following:


                                                                   12/31/99          3/31/2000
                                                                  ----------        -----------
         Equipment........................................      $   6,524,216     $   7,666,889
         Computer equipment...............................          1,217,455         1,364,264
         Computer software................................            713,480           868,254
         Furniture and fixtures...........................            279,667           463,803
         Leasehold improvements...........................            228,980           507,530
                                                                -------------     -------------
                                                                    8,963,798        10,870,740

         Less- Accumulated depreciation and amortization..         (1,599,950)       (2,230,064)
                                                                -------------     -------------
                                                                $   7,363,848     $   8,640,676
                                                                =============     =============

                                       6

Depreciation and amortization expense for the three months ended March 31, 1999 and 2000 was $128,291 and $1,001,989, respectively. The net carrying value of property and equipment under capital leases was $4,097,653 and $4,631,229 at December 31, 1999 and March 31, 2000, respectively

(5) DEBT

     On January 19, 2000, the Company sold a $1,000,000 note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $255,802 using the Black Scholes pricing model and recorded as a debt discount which was amortized to interest expense upon repayment of the note which occured with the proceeds from the initial public offering.

     Immediately prior to the consumation of the Company's initial public offering, the $3.1 million Convertible Note converted into 2,033,334 shares of common stock. In addition, with a portion of the proceeds from the Company's initial public offering the Company repaid the $1.0 million January 19, 2000 note and a $500,000 obligation for financial advisory services rendered during 1999.

(6) COMMON STOCK OPTIONS

     In March 1999, the Company approved the Equity Compensation Plan (the "Plan"). The Plan provides for the issuance of up to 1,000,000 shares of Common stock for incentive stock options ("ISOs"), nonqualified stock options (NQSOs") and restricted shares. ISOs are granted with exercise prices at or above fair value as determined by the Board of Directors. NQSOs are granted with exercise prices determined by the Board of Directors. Each option expires on such date as the Board of Directors may determine, generally ten years from the date of grant.

     The Company applies APB Opinion No.25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for options issued to employees under the Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period.

    On February 28, 2000, certain members of the Company's Board of
Directors were granted a total of 220,000 options to purchase Common Stock of which 20,000 options vested immediately and the remaining 200,000 will vest quarterly over a period of five years. The exercise price of these options is $9.25 per share and the fair value of the Company's Common stock on the date of grant was $12.44. As a result of these grants, the Company recorded deferred compensation of $701,800. In addition to these grants, during February 2000 the Company granted Common stock options to certain employees at an exercise price of $9.25 when the fair value of the Common stock was $14.69 which resulted in deferred compensation of $290,993. These options generally vest over a five-year term.

(7) LEASE ARRANGEMENT

     During the first quarter of 2000, the Company received a credit line of $3.0 million from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5.0 million to the original credit facility. These credit facilities expire on August 28, 2000 and are used to secure computer-related equipment under three-year capital leases. As of March 31, 2000, the Company utilized $465,000 of the available credit.

(8) NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin is based upon on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. Management believes its revenue recognition accounting policies are in compliance with the provisions of SAB No. 101.

(9) NET LOSS PER COMMON SHARE

     The Company has presented net loss per share pursuant to SFAS No. 128, "Earnings per Share." Basic loss per share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted loss per share is the same as net loss per Common share since the impact on loss per share is antidilutive due to the Company's losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATE, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OVERVIEW

    FASTNET Corporation began providing Internet access services to its customers in 1994. In 1998, we began to implement our current strategy of providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets beyond our original markets in Bethlehem, Pennsylvania and the areas surrounding
Philadelphia, Pennsylvania. Currently, we have twelve Customer Network Facilities (CNF's) in operation and nine more under construction. Our operational CNF's currently provide service to selected secondary markets in Pennsylvania, New Jersey, Maryland, New York, Delaware, Massachusetts, and Connecticut.


    As of March 31, 2000, we provided Internet access and enhanced services to approximately 435 enterprise customers, approximately 17,500 Home and Small Office (HASO) customers, and 5,800 customers using our dedicated, shared and colocation web hosting products under our brand name 123HostMe.

    On July 30, 1999 we acquired Internet Unlimited, Inc., a web hosting and colocation company located in Bethlehem, Pennsylvania. As a result of this acquisition, we increased the number of customers using our web hosting services and supplemented our management and technical expertise.

     On January 19, 2000, the Company sold a $1,000,000 note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The proceeds of this note were used to satisfy working capital requirements. This note was repaid upon consumation of the initial public offering.

    On February 7, 2000 the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. On March 7, 2000 the Company sold 600,000 shares of Common stock at a price of $12.00 per share pursuant to the exercise of the underwriter's over-allotment option. The Company received aggregate net cash proceeds of approximately $49.6 million from the initial public offering and exercise of the over-allotment option.

OUR HISTORY OF OPERATING LOSSES

    We have incurred operating losses in each year since our inception and expect our losses to continue as we execute our business plan to build CNF's in high growth secondary markets. Our operating losses were 8% of revenues for the year ended December 31, 1997, 20% for the year ended December 31, 1998, and 63% for the year ended 1999. Our operating losses increased to 137% of revenues in the first quarter of 2000 up from 20% of revenues in the first quarter of 1999.

RESULTS OF OPERATIONS

REVENUES

    We provide services to our customers which we classify in three general types; Internet access and enhanced services, home and small office (HASO) access, and Dialplex virtual private networking services (VPN). We target our Internet access and enhanced services to small and medium sized enterprises
(SME) located within our service areas. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, frame relay, SMDS, and enterprise class Digital Subscriber Lines (DSL) services. Our enhanced services are complementary to dedicated access and include Total Managed Backup, Total Managed Security, Unified Messaging, and the sale of third party hardware and software. We also classify our dedicated and shared web hosting and colocation services as part of our enhanced services. Our business plan focuses on the core service offering of Internet access coupled with an increased use of enhanced products and services as our customers' Internet needs expand. Access and enhanced revenues are recognized as services are provided. We expect our access and enhanced revenues to increase as a percentage of our total revenues as we continue our expansion into new markets and focus additional resources on marketing and promoting these services.

    Our HASO revenues consist of dial-up Internet access to both residential and business customers, residential DSL Internet access, and Integrated Services Digital Network (ISDN) Internet access. Our customers using HASO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we continue to execute our business plan, we expect HASO revenues to decrease as a percentage of total revenues.

    We also provide our customers with Dialplex Virtual Private Networking
(VPN) solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided. One customer, Microsoft's WebTV Networks accounted for over 25% of our total revenues during the three months ended March 31, 2000.

COST OF REVENUES

    Our cost of revenues primarily consist of our connectivity charges and telecommunications charges. These are our costs of directly connecting to the Internet backbone. We also classify engineering payroll and related expenses, the cost of third party hardware and software we sell to our customers, and rental expense on network equipment financed under operating leases as cost of revenues.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased by $1.3 million, or 75% to $3.0 million for the three months ended March 31, 2000, compared to $1.7 million for the three months ended March 31, 1999. This increase in revenues is primarily attributable to an increase in the number of customers using our services. Also contributing to this increase was the acquisition of Internet Unlimited in July 1999 which accounted for $524,782 of revenues in the first quarter of 2000.

During the first quarter of 2000 and the first quarter of 1999 we derived a significant portion of our revenues from Microsoft's WebTV Networks. In the first quarter of 2000 we derived $748,000 or 25% of our revenues as compared to $319,000 or 18% of our revenues for the first quarter of 1999. We expect that revenues from Microsoft's WebTV Networks will remain in excess of 20% of our revenues throughout calendar 2000.

COST OF REVENUES. Cost of revenues increased by $1.3 million, or 107%, to $2.5 million for the first quarter of 2000 compared to $1.2 million for the first quarter of 1999. Cost of revenues increased to 82% of revenues for the first quarter of 2000 compared to 69% of revenues for the first quarter of 1999. This increase is primarily attributable to the increase in Internet access and telecommunication charges as well as headcount costs relating to additional engineering staff. We expect our costs to continue to grow as a percentage of revenue as we continue to add network capacity ahead of new customers.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling and general and administrative expenses increased by $3.0 million or 393% to $3.7 million in the first quarter of 2000 compared to $751,000 for the first quarter 1999. This increase is primarily attributable to an increase in selling, general and administrative personnel from 37 in the first quarter of 1999 to 85 in the first quarter of 2000. Another factor causing this increase was the acquisition of Internet Unlimited which added personnel, rent expense and other selling, general and administrative expenses. Included in this first quarter 2000 selling, general, and administrative expenses were non-recurring charges of $705,000 related to one-time compensation charges and imputed interest associated with warrants attached to a January 2000 bridge financing.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $874,000, or 681% for the first quarter of 2000 compared to $128,000 for the first quarter of 1999. This increase was primarily attributable to the purchase of equipment necessary to support the expansion of our Bethlehem, Pennsylvania Network Operations Center, as well as, the increased depreciation for the equipment located in the 10 additional CNF's in operation during the first quarter of 2000 compared to the first quarter of 1999. Also contributing to the increase was $371,000 of amortization expense relating to the intangible assets recorded in the purchase accounting of Internet Unlimited.

OTHER INCOME/EXPENSE. Interest income increased by $315,517 from $3,270 in the first quarter of 1999 to $318,787 in the first quarter of 2000. This increase is attributal to the investment of the proceeds from the initial public offering. Interest expense increased by $330,769 from $57,309 in the first quarter of 1999 to $388,078 in the first quarter of 2000. This increase is primarily attributal to the non-recurring amortization of debt discount of $255,802 relating to the value assigned to the warrant issued with the January 19, 2000 bridge financing as well as increased interest expense on capital lease obligations.


CASH FLOW ANALYSIS

                                                                      Three Months
                                                                      Ended March 31,
                                                                1999               2000
                                                                ----               ----

OTHER FINANCIAL DATA:
Cash flows provided by (used in) operating activities..         $549,366      $(3,642,407)


Cash flows used in investing activities................             (422,534)      (40,264,089)
Cash flows provided by (used in) financing activities..               (8,762)       49,071,072
Net increase in cash and cash equivalents..............             $118,070       $ 5,164,576


    Cash flows from operating activities decreased by $4,191,773 from cash provided of $549,366 in the first quarter of 1999 to use of $3,642,407 in the first quarter of 2000. This decrease is primarily the result of our net loss by $3,828,857. The increase in the net loss is a result of the Company's growth efforts and expansion into new markets as well as the addition of infrastructure in existing markets and expanded capacity of the network operations center. We expect to continue to incur losses until the regional CNF's produce sufficient revenues to cover their operating costs and the corporate overhead expenses.

    Cash used in investing activities increased from $422,534 in the first quarter of 1999 to $40,264,089 in the first quarter of 2000, a change of $39,841,555. This increased cash outflow is primarily attributable to the Companies investments in marketable securities and an increase in purchases of property and equipment.

    Cash flows from financing activities increased by $49,079,834 from cash used of $8,762 during the first quarter of 1999 to $49,071,072 during the first quarter of 2000. The increase in cash flow from financing activities is a result of the proceeds from the Company's initial public offering, partially offset by the repayments of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Our business plan has required, and is expected to continue to require, substantial capital to fund operation, capital expenditures, expansion of sales and marketing capabilities, and acquisitions.

         Prior to our initial public offering, we have satisfied our cash requirements primarily through debt and equity financings.

    In May 1998, we issued 1,000,000 shares of our common stock, a convertible promissory note in the amount of approximately $3.1 million to H&Q You Tools Investment Holding, L.P. and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.50 per share to H&Q You Tools Investment Holding, L.P. for an aggregate of approximately $3.3 million in cash. In connection with this financing, we granted H&Q You Tools Investment Holding, L.P. a security interest in substantially all of our assets. H&Q You Tools Investment Holding, L.P. converted this note into 2,033,334 shares of our common stock and released its security interest immediately prior to our initial public offering. We used a portion of the proceeds from this financing to repurchase outstanding shares of our common stock representing 50% of our then outstanding shares of common stock for $1.0 million.

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

         As of March 31, 2000, our cash and cash equivalents and marketable securities were $45.0 million. We believe that our existing cash and cash equivalents, marketable securities, and available financing under existing equipment lease facilities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may be required to seek additional sources of financing, in order to fund the planned expansion of the Company. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us or our shareholders. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our regional deployment, including our customer network facilities and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and Marketable Securities. We believe that the effect, if any, of reasonably possible near-term changes in the interest rates on our financial position, results of operations, and cash flows will not be material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are not involved currently in any legal proceedings that either individually or taken as a whole, will have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  None.

    (b)  None.

    (c) In the preceding three years, we have issued the following securities that were not registered under the Securities Act:

     Since our inception, we have issued to employees and H&Q You Tools Investment Holding, L.P. an aggregate of 7,000,000 shares of common stock and to employees and directors options to purchase 858,500 shares issued pursuant to our Equity Compensation Plan. All of such sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

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

     Pursuant to our Equity Compensation Plan, we have granted, as of March 31, 2000, options to purchase a total of 858,500 shares of common stock, of which 450,000 are exercisable at a price of $1.50 per share; 115,000 are exercisable at a price of $2.50 per share, 20,000 are exercisable at a price of $7.13 per share, 273,500 are exercisable at a price of $9.25 per share. No options have been exercised. In granting the options and selling the underlying securities upon exercise of the options, we relied upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Securities Act.

     On July 30, 1999, we issued 546,984 shares of our common stock to the shareholders of Internet Unlimited, Inc. in connection with our acquisition of Internet Unlimited, Inc. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

     In August 1999, we sold 808,629 shares of Series A convertible preferred stock to H&Q You Tools Investment Holding L.P., Naveen Jain, Everest Venture Partners I, L.P., Entrepreneurial Investment Corporation, J.F. Shea Co. Inc., as nominee, Lucent Technologies, Inc, InterNetworking Systems, at a price of $7.13 per share. All of these sales were made under the exemption from registration provided under Section 4(2) of the Securities Act. All of these shares of preferred stock were converted into 808,629 shares of our common stock immediately prior to the consummation of our IPO.

     During the first quarter of 2000, we signed two lease credit lines with a vendor providing the Company with an aggregate credit line of $8.0 million. The credit facility expires on August 28, 2000, and as of March 31, 2000 the Company had borrowed $465,000 under the facility.

     In January 2000, the Company issued 30,000 warrants to an investor pursuant to the note and warrant purchase agreement. This warrant was immediately exercisable at a price of $12.00 per share. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

     No underwriters were involved in the foregoing sales of securities. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or in the case of options to purchase common stock granted prior to October 21, 1999 and in the case of common stock purchased pursuant to the Equity Compensation Plan, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

    (d)  Use of Proceeds of the Initial Public Offering

     Our initial public offering, or IPO, was effected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, SoundView Technology Group, Inc., FAC/Equities, a division of First Albany Corporation and DLJdirect, Inc., exercised the over-allotment option selling an additional 600,000 shares of our common stock. The proceeds received net of underwriting discounts and commissions, and other transaction costs were approximately $49,606,000.

     From the effective date of the Registration Statement through the quarter ended March 31, 2000, FASTNET incurred the following expenses in connection with the initial public offering:

     Underwriting discounts and commission......................$ 3,864,000
     Other Expenses (estimated).................................  1,730,000
                                                                -----------
     Total Expenses.............................................$ 5,594,000
                                                                ===========

     Net offering proceeds to FASTNET...........................$49,606,000
                                                                -----------


     None of the expenses incurred by the Registrant in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities or affiliates of the Company.

     From the effective date of the Registration Statement through the quarter ended March 31, 2000, the Registrant has utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

Repayment of notes payable......................................$1,004,000
Payment of other obligations....................................   537,000
Capital Expenditures............................................ 1,373,000
Working Capital Requirements.................................... 1,685,000
                                                                ----------
Total...........................................................$4,599,000
                                                                ==========


     Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with the Company's investment policy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

FACTORS AFFECTING FUTURE OPERATING RESULTS

         This quarterly report on Form-10-Q contains forward-looking statements concerning the Registrant's future products, expenses, revenue, liquidity and cash needs as well as the Registrant's plans and strategies. These forward-looking statements are based on current expectations and the Registrant assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

WE ONLY RECENTLY BEGAN TO IMPLEMENT OUR CURRENT BUSINESS STRATEGY. AS A RESULT, YOU MAY NOT BE ABLE TO EVALUATE OUR BUSINESS PROSPECTS BASED ON OUR HISTORICAL RESULTS.

         In 1998, we began to implement our current business strategy of targeting small and medium sized enterprises in high growth secondary markets not only within the mid-Atlantic area of the United States, but also outside of this area. Prior to 1998, we conducted business solely in the mid-Atlantic area, particularly in Eastern Pennsylvania. Consequently, the evaluation of our future business prospects is difficult because our historical results for periods during which we were implementing our current business strategy are limited.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the three months ended March 31, 2000, we had a net loss of $4.2 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

                  the timing of costs relating to the construction of our customer network facilities;

                  the timing of the introduction of new products and services;

                  changes in pricing policies and product offerings by us or our competitors; and

                  fluctuations in demand for Internet access and enhanced products and services.

         Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of analysts and investors, the market price of our common stock would likely decline.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE

         The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our common stock in future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

FUTURE SALES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR STOCK AND OUR ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

         Our success will depend upon:

                  our ability to identify attractive target regions outside of the mid-Atlantic area;

                  our ability to rapidly deploy additional customer network facilities; and

                  our ability to replicate our sales and marketing efforts.

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

IF WE ARE UNABLE TO RAPIDLY EXPAND INTO OUR TARGET REGIONS, WE MAY NEED TO MODIFY OUR GROWTH AND OPERATING PLANS.

         Our business strategy depends on our ability to rapidly expand into new regions, which requires significant capital resources. As a result, we may need significant additional funds to execute our growth strategy. If our existing cash is not sufficient to meet our cash requirements, our need to fund our ongoing operations could limit our ability to execute our business strategy. Therefore, we will need to seek additional capital from public or private equity or debt sources to fund our growth and operating strategies. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.

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

                  national and regional long distance and local telecommunications carriers;

                  cable operators and their affiliates;

                  providers of web hosting, colocation and other Internet-based business services;

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

         We believe that the following are the primary competitive factors in our market:

                  pricing;

                  quality and breadth of products and services;

                  ease of use;

                  personal customer support and service; and

                  brand awareness.

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

                  lack of inexpensive, high-speed connection options;

                  a limited number of reliable local access points for business users;

                  lack of affordable electronic commerce solutions;

                  limited internal resources and technical expertise;

                  inconsistent quality of service; and

                  difficulty in integrating hardware and software related to Internet based business applications.

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon MCI WorldCom, Inc. and AT&T as our primary backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

WE DEPEND ON OUR EXECUTIVE OFFICERS TO EXECUTE OUR BUSINESS STRATEGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES.

         Our success depends in part upon the continued service and performance of:

                  David K. Van Allen, Chief Executive Officer;

                  Sonny C. Hunt, President;

                  Stanley F. Bielicki, Chief Financial Officer;

                  Phillip L. Weller, Chief Technology Officer;

                  Rafe Scheinblum, Executive Vice President Operations;

                  Mark A. Horinko, Vice President Engineering; and

                  Thomas J. Roberts, Vice President Sales.

         We currently do not have employment agreements with any of our named executive officers. The loss of the services of one or more of our executive officers could impair our ability to expand our operations and provide a high level of service to our customers.

WE NEED TO RECRUIT AND RETAIN QUALIFIED PERSONNEL OR OUR BUSINESS COULD BE
HARMED.

         Competition for highly-qualified employees in the Internet service industry is intense because there is a limited number of people with an adequate knowledge of and significant experience in our industry. Our success depends largely upon our ability to attract, train and retain highly skilled management, technical, marketing and sales personnel and upon the continued contributions of such people. Since it is difficult and time consuming to identify and hire highly qualified employees, we cannot assure you of our ability to do so. Our failure to attract additional highly qualified personnel could impair our ability to grow our operations and services to our customers.

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH COULD RESULT IN THE LOSS OF OUR CUSTOMERS OR LIABILITY TO OUR CUSTOMERS.

         The continued operation of our network infrastructure depends upon our ability to protect against:

                 downtime due to malfunction or failure of hardware or software;

                 overload conditions;

                 power loss or telecommunications failures;

                 human error;

                 natural disasters; and

                 sabotage or other intentional acts of vandalism.

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

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See attached exhibit index.

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASTNET CORPORATION.

Date:    May 15, 2000               /S/ DAVID K. VAN ALLEN
                                    ----------------------
                                        David K. Van Allen
                                        Chief Executive Officer

Date:    May 15, 2000               /S/ STANLEY F. BIELICKI
                                    -----------------------
                                        Stanley F. Bielicki,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

 3.2                  Third Amended and Restated Bylaws.

27.1                  Financial Data Schedule (for SEC use only).