Form 10-Q
period 2000-06-30
FASTNET CORP
filed 2000-08-14
CIK 1092536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]    For the Transition Period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-29255


                               FASTNET CORPORATION
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        PENNSYLVANIA                                            23-2767197
        ------------                                            ----------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


               3864 COURTNEY STREET
           TWO COURTNEY PLACE, SUITE 130
                   BETHLEHEM, PA                                    18017
                   -------------                                    -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (610) 266-6700
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
                                       ---
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common stock outstanding as of August 14, 2000 was 14,990,947.

                               FASTNET CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1999 and June 30,
              2000 (unaudited) ................................................3

         Consolidated Statements of Operations (unaudited) - Three and Six
              Months Ended June 30, 1999 and 2000  ............................4

         Consolidated Statements of Cash Flows  (unaudited) - Six months Ended
              June 30, 1999 and 2000  .........................................5

         Notes to Consolidated Financial Statements ...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities and Use of Proceeds ...........................16

Item 3.  Defaults Upon Senior Securities .....................................17

Item 4.  Submission of Matters to a Vote of Security Holders .................18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................27


                                    PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                           December 31      June 30
                                                                              1999           2000
                                                                              ----           ----
                                     ASSETS                                               (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents ........................................   $    953,840   $   1,787,256
     Marketable securities ............................................             --      35,695,013
     Accounts receivable ..............................................      1,791,422       1,976,370
     Offering costs ...................................................      1,336,605              --
     Other current assets .............................................        469,605         892,400
                                                                          -------------   -------------

                  Total current assets ................................      4,551,472      40,351,039
                                                                          -------------   -------------

PROPERTY AND EQUIPMENT, net ...........................................      7,363,848      14,750,293

GOODWILL, net .........................................................      2,115,558       1,705,141

CUSTOMER LIST, net ....................................................      1,722,222       1,388,887

OTHER ASSETS ..........................................................         86,476         344,266
                                                                          -------------   -------------

                                                                          $ 15,839,576    $ 58,539,626
                                                                          =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt ................................   $     12,985    $     12,729
     Current portion of capital lease obligations .....................      1,417,066       3,002,303
     Accounts payable .................................................      2,319,524       1,073,329
     Accrued expenses .................................................      1,708,896       1,457,450
     Deferred revenues ................................................      2,331,258       2,729,980
                                                                          -------------   -------------

                  Total current liabilities ...........................      7,789,729       8,275,791
                                                                          -------------   -------------

LONG-TERM DEBT ........................................................      3,081,634          41,893
                                                                          -------------   -------------

CAPITAL LEASE OBLIGATIONS .............................................      2,794,093       5,458,009
                                                                          -------------   -------------

OTHER LIABILITIES .....................................................        810,322          30,769
                                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, 808,629 shares outstanding at December 31, 1999 and none outstanding at
       June 30, 2000) .................................................      5,460,653              --
     Common stock (50,000,000 shares authorized, 7,546,984 and
       14,990,947 shares outstanding at December 31, 1999 and
       June 30, 2000) .................................................      4,798,924      64,204,990
     Deferred compensation ............................................       (364,149)     (1,143,232)
     Accumulated deficit ..............................................     (7,531,630)    (17,328,594)
     Less - Treasury stock, at cost ...................................     (1,000,000)     (1,000,000)
                                                                          -------------   -------------

                  Total shareholders' equity ..........................      1,363,798      44,733,164
                                                                          -------------   -------------

                                                                          $ 15,839,576    $ 58,539,626
                                                                          =============   =============

                  The accompanying notes are an integral part of these statements.


                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                     1999            2000            1999            2000
                                                     ----            ----            ----            ----
REVENUES ....................................   $  1,817,709    $  3,168,815    $  3,551,552    $  6,199,125

OPERATING EXPENSES:
   Cost of revenues .........................      1,328,706       3,072,160       2,522,218       5,543,411
   Selling, general and administrative ......      1,042,174       5,118,487       1,793,503       8,824,324
   Depreciation and amortization ............        119,504       1,113,252         247,795       2,115,241
                                                -------------   -------------   -------------   -------------
                                                   2,490,384       9,303,899       4,563,516      16,482,976
                                                -------------   -------------   -------------   -------------

   Operating loss ...........................       (672,675)     (6,135,084)     (1,011,964)    (10,283,851)
                                                -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income ..........................          7,475         695,955          10,745       1,014,753
   Interest expense .........................        (64,278)       (135,036)       (121,587)       (523,115)
   Other ....................................          1,017          (1,290)          1,017          (4,751)
                                                -------------   -------------   -------------   -------------
                                                     (55,786)        559,629        (109,825)        486,887
                                                -------------   -------------   -------------   -------------

NET LOSS ....................................   $   (728,461)   $ (5,575,455)   $ (1,121,789)   $ (9,796,964)
                                                =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .   $      (0.10)   $      (0.37)   $      (0.16)   $      (0.73)
                                                =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING ..............................      7,000,000      14,989,804       7,000,000      13,339,555
                                                =============   =============   =============   =============

                       The accompanying notes are an integral part of these statements.


                                FASTNET CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                            Six months ended
                                                                                June 30,
                                                                          1999             2000
                                                                          ----             ----
OPERATING ACTIVITIES:
     Net loss .....................................................   $ (1,121,789)   $ (9,796,964)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities-
           Depreciation and amortization ..........................        247,795       2,115,241
           Amortization of debt discount ..........................             --         255,802
           Amortization of deferred compensation ..................         58,107         213,650
           Changes in operating assets and liabilities-
                Decrease (increase) in assets-
                    Accounts receivable ...........................       (323,627)       (184,948)
                    Other assets ..................................            607        (680,585)
                Increase (decrease) in liabilities-
                    Accounts payable and accrued expenses .........        551,409        (161,036)
                    Deferred revenues .............................        614,175         398,722
                    Other liabilities .............................             --        (779,553)
                                                                      -------------   -------------
                           Net cash provided by (used in) operating
                                 activities .......................         26,677      (8,619,671)
                                                                      -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ..........................       (738,320)     (3,717,428)
       Purchases of marketable securities, net ....................             --     (35,695,013)
                                                                      -------------   -------------
                           Net cash used in investing activities ..       (738,320)    (39,412,441)
                                                                      -------------   -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt .................................      1,000,038       1,027,994
     Repayments of long-term debt .................................         (1,403)     (1,017,991)
     Repayments of capital lease obligations ......................        (15,699)       (791,353)
     Proceeds from issuance of Common stock, net ..................             --      49,646,878
                                                                      -------------   -------------
                           Net cash provided by financing
                                 activities .......................        982,936      48,865,528
                                                                      -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................        271,293         833,416
CASH AND CASH EQUIVALENTS, beginning of period ....................        256,782         953,840
                                                                      -------------   -------------

CASH AND CASH EQUIVALENTS, end of period ..........................   $    528,075    $  1,787,256
                                                                      =============   =============

                  The accompanying notes are an integral part of these statements.

                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         FASTNET Corporation and its subsidiaries (formerly You Tools Corporation) ("FASTNET" or the "Company"), a Pennsylvania corporation, have been providing Internet access services to its customers since 1994. The Company is a growing Internet services provider targeting small and medium sized enterprises in selected high growth secondary markets in the Northeastern area of the United States. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         The accompanying unaudited financial information as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

         Reclassifications

         Certain reclassifications have been made to the prior year to conform to the current year presentation.

(2)      INITIAL PUBLIC OFFERING

         On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. An additional 600,000 shares of Common stock were issued pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $49.6 million from the offering. Immediately prior to the consummation of the offering, a $3.1 million Convertible Note issued on May 28, 1998 (the "convertible note"), converted into 2,033,334 shares of Common stock and 808,629 shares of Series A Convertible Preferred stock converted into an equal amount of Common stock.

(3)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of June 30, 2000, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(4)      PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                             December 31, 1999     June 30, 2000
                                             -----------------     -------------

          Equipment ........................   $  6,524,216        $ 10,700,934
          Computer equipment ...............      1,217,455           1,643,577
          Computer software ................        713,480           3,093,652
          Furniture and fixtures ...........        279,667             572,577
          Leasehold improvements ...........        228,980           1,710,992
                                               -------------       -------------
                                                  8,963,798          17,721,732
          Less- Accumulated depreciation and
              amortization .................     (1,599,950)         (2,971,439)
                                               -------------       -------------
                                               $  7,363,848        $ 14,750,293
                                               =============       =============

Depreciation and amortization expense for the three months ended June 30, 1999 and 2000 and the six months ended June 30, 1999 and 2000 was $120,000, $1,113,000, $248,000 and $2,115,000, respectively. The net carrying value of property and equipment under capital leases was $4,098,000 and $8,368,000 at December 31, 1999 and June 30, 2000, respectively.

(5)      DEBT

         On January 19, 2000, the Company sold a $1,000,000 note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $256,000 using the Black Scholes pricing model and recorded as a debt discount, which was amortized to interest expense upon repayment of the note, which occurred with the proceeds from the initial public offering.

         Immediately prior to the consummation of the Company's initial public offering, the $3.1 million Convertible Note converted into 2,033,334 shares of Common stock. In addition, with a portion of the proceeds from the Company's initial public offering the Company repaid a $500,000 obligation for financial advisory services rendered during 1999.

(6)      COMMON STOCK OPTIONS

         On June 23, 2000, the Company's shareholders approved an amendment to the Equity Compensation Plan (the "Plan"). The Plan provides for the issuance of up to 3,000,000 shares of Common stock for incentive stock options ("ISOs"), nonqualified stock options ("NQSOs") and restricted shares. ISOs are granted with exercise prices at or above fair value as determined by the Board of Directors. NQSOs are granted with exercise prices determined by the Board of Directors. Each option expires on such date as the Board of Directors may determine, generally ten years from the date of grant.

         The Company applies APB Opinion No.25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for options issued to employees under the Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's Common stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period.

         On February 28, 2000, certain members of the Company's Board of Directors were granted a total of 220,000 options to purchase Common stock of which 20,000 options vested immediately and the remaining 200,000 will vest quarterly over a period of five years. The exercise price of these options is $9.25 per share and the fair value of the Company's Common stock on the date of grant was $12.44. As a result of these grants, the Company recorded deferred compensation of $701,800. In addition to these grants during February 2000, the Company granted Common stock options to certain employees at an exercise price of $9.25 when the fair value of the Common stock was $14.69, which resulted in deferred compensation of $290,993. These options generally vest over a five-year term.

(7)      LEASE ARRANGEMENT

         During the first quarter of 2000, the Company received a credit line of $3.0 million from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5.0 million to the original credit facility. These credit facilities expire on August 28, 2000 and are used to secure computer-related equipment under three-year capital leases. Management believes these credit lines will be extended beyond the current expiration date. As of June 30, 2000, the Company had $6.2 million available under these lease arrangements.

(8)      NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin is based upon existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB No. 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Management believes its revenue recognition accounting policies are in compliance with the provisions of SAB No. 101.

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


OVERVIEW

         FASTNET Corporation began providing Internet access services to its customers in 1994. In 1998, we began to implement our current strategy of providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets beyond our original markets in Allentown, Pennsylvania and the areas surrounding Philadelphia, Pennsylvania. As of the date of this report, we have 20 Customer Network Facility (CNF) sites in operation and 7 more under construction. Our operational CNF sites currently provide service to selected secondary markets along the Northeastern United States.

         As of June 30, 2000, we provided Internet access and enhanced services to approximately 550 enterprise customers, approximately 18,300 Home and Small Office (HASO) customers, and 6,800 customers using our colocation and web hosting services.

         On July 30, 1999 we acquired Internet Unlimited, Inc., a web hosting and colocation company located in Bethlehem, Pennsylvania. As a result of this acquisition, we increased the number of customers using our web hosting services and supplemented our management and technical expertise.

         In August 1999, we sold 666,198 shares of Series A Convertible Preferred stock to purchasers including Lucent Technologies, Inc at $7.13 per share. The net proceeds from these sales of Series A Convertible Preferred stock were approximately $4.5 million. All of the outstanding Preferred stock automatically converted into Common stock immediately prior to the consummation of the initial public offering.

         On January 19, 2000, the Company sold a $1,000,000 note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The proceeds of this note were used to satisfy working capital requirements. This note was repaid upon consummation of the initial public offering.

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

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue as we execute our business plan to build CNF sites in high growth secondary markets. Our operating losses as a percent of revenues were 8% for the year ended December 31, 1997, 20% for the year ended December 31, 1998, and 63% for the year ended 1999. Our operating losses increased to 194% of revenues in the second quarter of 2000 up from 37% of revenues in the second quarter of 1999.

RESULTS OF OPERATIONS

REVENUES

         We provide services to our customers, which we classify in three general types; Internet access and enhanced services, home and small office
(HASO) access, and Dialplex virtual private network (VPN) services. We target our Internet access and enhanced services to small and medium sized enterprises
(SME) located within our markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, and enterprise class Digital Subscriber Line (DSL) services. Our enhanced services are complementary to dedicated access and include Total Managed Backup, Total Managed Security, Unified Messaging, and the sale of third party hardware and software. We also classify our dedicated and shared web hosting and colocation services as part of our enhanced services. Our business plan focuses on the core service offering of Internet access coupled with an increased sales of enhanced products and services as our customers' Internet needs expand. Access and enhanced revenues are recognized as services are provided. We expect our access and enhanced revenues to increase as a percentage of our total revenues as we continue our expansion into new markets and focus additional resources on marketing and promoting these services.

         Our HASO revenues consist of dial-up Internet access to both residential and business customers, residential DSL Internet access, and Integrated Services Digital Network (ISDN) Internet access. Customers using our HASO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we continue to execute our business plan, we expect HASO revenues to decrease as a percentage of total revenues.

         We also offer our customers Dialplex virtual private network (VPN) solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided. One customer, Microsoft's WebTV Networks accounted for over 24% of our total revenues during the three months ended June 30, 2000.

COST OF REVENUES

         Our cost of revenues primarily consists of our connectivity charges and telecommunications charges. These are our costs of directly connecting to the Internet backbone. We also classify engineering payroll and related expenses, the cost of third party hardware and software we sell to our customers, and rental expense on network equipment financed under operating leases as cost of revenues.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

REVENUES. Revenues increased by $1.4 million, or 74% to $3.2 million for the three months ended June 30, 2000, compared to $1.8 million for the three months ended June 30, 1999. This increase in revenues is primarily attributable to an increase in the number of customers using our services. Also contributing to this increase was the acquisition of Internet Unlimited in July 1999, which accounted for $344,000 of revenues in the second quarter of 2000. Partially offsetting our increase in customers was a decline in the average revenue per customer from our directly connected customers. This decline in average revenue per customer is in part due to lower revenues generated from directly connected customers that use DSL connections rather than classic T-1 connections and from downward pricing pressure in response to competition in our new markets for classic T-1 and higher connection speeds. In addition to the reduction in average revenues per customer, a large customer reduced the level of service it purchased from FASTNET, which partially offset customer number growth during the second quarter of 2000.

During the second quarter of 2000 and the second quarter of 1999, we derived a significant portion of our revenues from Microsoft's WebTV Networks. In the second quarter of 2000 we derived $774,000 or 24% of our revenues as compared to $346,000 or 19% of our revenues for the second quarter of 1999. We expect that revenues from Microsoft's WebTV Networks will remain in excess of 20% of our revenues throughout calendar 2000, but will decline as a percentage of revenues in the third and fourth quarters of 2000 compared with the first and second quarters of 2000.

COST OF REVENUES. Cost of revenues increased by $1.7 million, or 131%, to $3.1 million for the second quarter of 2000 compared to $1.3 million for the second quarter of 1999. Cost of revenues increased to 97% of revenues for the second quarter of 2000 compared to 73% of revenues for the second quarter of 1999. This increase is primarily attributable to the increase in Internet access and telecommunication charges as we grew from two CNF sites in operation at the end of the second quarter of 1999 to 19 CNF sites in operation at the end of the second quarter of 2000, as well as headcount costs relating to additional engineering staff needed to support our planned expansion ahead of generating revenue. We expect our costs to continue to grow as a percentage of revenue as we continue to add infrastructure ahead of new customers. Gross margins decreased from 27% in the second quarter of 1999 to 3% in the second quarter of 2000. This decrease in gross margin was a result of installation of telecommunication circuits in new markets ahead of revenues in those new markets and an increase in engineering personnel. Management believes gross margins will continue to decline until such time as a sufficient number of customers are added to the new markets to offset the operating costs in those markets.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling and general and administrative expenses increased by $4.1 million or 391% to $5.1 million for the second quarter of 2000 compared to $1.0 million for the second quarter 1999. This increase is primarily attributable to an increase in selling, general and administrative personnel from 44 in the second quarter of 1999 to 123 in the second quarter of 2000. Another factor causing this increase was the acquisition of Internet Unlimited, which added personnel, rent expense and other selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $994,000, or 832% to $1.1 million for the second quarter of 2000 compared to $120,000 for the second quarter of 1999. This increase was primarily attributable to the purchase of equipment necessary to support the expansion of our Network Operations Center, as well as, the increased depreciation for the equipment located in the 19 CNF sites in operation during the second quarter of 2000 compared to the two CNF sites in operation at the end of the second quarter of 1999. Also contributing to the increase was $371,000 of amortization expense for the three months ended June 30, 2000 that related to the intangible assets recorded in the purchase accounting of Internet Unlimited.

OTHER INCOME/EXPENSE. Interest income increased by $688,000 from $7,000 in the second quarter of 1999 to $696,000 in the second quarter of 2000. This increase is attributable to the investment of the proceeds from the initial public offering. Interest expense increased by $71,000 from $64,000 in the second quarter of 1999 to $135,000 in the second quarter of 2000, as we financed equipment needed for our CNF deployment under capital lease arrangements. We expect interest income to decrease and interest expense to increase as we use our cash to fund our operating losses and continue to use capital leases to acquire property and equipment.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased by $2.6 million, or 75% to $6.2 million for the six months ended June 30, 2000, compared to $3.6 million for the six months ended June 30, 1999. This increase in revenues is primarily attributable to an increase in the number of customers using our services. Also contributing to this increase was the acquisition of Internet Unlimited in July, 1999, which accounted for $869,000 of revenues in the six month period ending June 30, 2000.

During the six months ended June 30, 2000, we derived a significant portion of our revenues from Microsoft's WebTV Networks. In the first six months of 2000, we derived $1.5 million or 25% of our revenues as compared to $665,000 or 19% of our revenues for the first six months of 1999. While revenues and customer numbers have grown in this six month period over the same six month period in 1999, we are experiencing a decline in average revenue per customer from our directly connected customers. This decline is in part due to lower revenues generated from directly connected customers that use DSL connections rather than classic T-1 connections and from downward pricing pressure in response to competition in our new markets for classic T-1 and higher connection speeds.

COST OF REVENUES. Cost of revenues increased by $3.1 million or 120% to $5.5 million for the six months ended June 30, 2000 compared to $2.5 million for the six months ended June 30, 1999. Cost of revenues increased to 89% of revenues for the six months ended June 30, 2000 compared to 71% of revenues for the six months ended June 30, 1999. This increase is primarily attributable to the increase in Internet access and telecommunication charges as we grew from two CNF sites in operation at the end of June 30, 1999 to 19 CNF sites in operation at the end of June 30, 2000, as well as headcount costs relating to additional engineering staff needed to support our planned expansion ahead of generating revenue. We expect our costs to continue to grow as a percentage of revenue as we continue to add infrastructure ahead of new customers.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $7.0 million or 392% to $8.8 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1000. This increase is primarily attributable to an increase in selling, general and administrative personnel from 44 for the first six months of 1999 to 123 for the six months ended June 30, 2000. Another factor causing this increase was the acquisition of Internet Unlimited, which added personnel, rent expense and other selling, general and administrative expenses. In addition, the Company recorded approximately $705,000 in one-time charges during the six months ended June 30, 2000 related to one-time compensation charges and imputed interest associated with warrants attached to the January 2000 bridge financing.

OTHER INCOME/EXPENSE. Interest income increased by $1.0 million from $11,000 for the six months ended June 30, 1999 compared to $1,015,000 for six months ended June 30, 2000. This increase is attributable to the investment of the proceeds from the initial public offering. Interest expense increased by $402,000 from $122,000 in the second quarter of 1999 to $523,000 in the second quarter of 2000. We expect interest income to decrease and interest expense to increase as we use our cash to finance our operating losses and continue to use capital leases to acquire infrastructure.


CASH FLOWS ANALYSIS
                                                                    Six Months
                                                                  Ended June 30,
                                                              1999            2000
                                                              ----            ----
OTHER FINANCIAL DATA:
Cash flows provided by (used in) operating activities   $     27,000    $ (8,620,000)
Cash flows used in investing activities .............       (738,000)    (39,412,000)
Cash flows provided by financing activities .........        983,000      48,866,000
Net increase in cash and cash equivalents ...........        271,000         833,000

         Cash flows from operating activities decreased by $8.6 million from cash provided of $27,000 in the six months ended June 30, 1999 to use of $8.6 million in the six months ended June 30, 2000. This decrease is primarily the result of our net loss of $9.8 million. The increase in net loss is primarily a result of an increase in personnel from 52 at June 30, 1999 to 158 at June 30, 2000 along with an increase in telecommunication charges and an increase in general and administrative expenses to support the planned expansion of the Company. We expect to continue to incur losses until the regional CNF sites produce sufficient revenues to cover their operating costs and the corporate overhead expenses.

         Cash used in investing activities increased from $738,000 in the six months ended June 30, 1999 to $39.4 million in the six months ended June 30, 2000, a change of $38.7 million. This increase in cash outflows is primarily attributable to the Company's investments in marketable securities and an increase in purchases of property and equipment.

         Cash flows from financing activities increased by $47.9 million from cash inflows of $983,000 during the six months ended June 30, 1999 to $48.9 million during the six months ended June 30, 2000. The increase in cash flows from financing activities is a result of the proceeds from the Company's initial public offering and exercise of the underwriters' overallotment partially offset by the repayments of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

         Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions.

         Prior to our initial public offering, we satisfied our cash requirements primarily through debt and equity financings.

         In May 1998, we issued 1,000,000 shares of our Common stock, a convertible promissory note of $3.1 million and a warrant to purchase 1,000,000 shares of our Common stock at an exercise price of $1.50 per share to H&Q You Tools Investment Holding, L.P. for an aggregate of approximately $3.3 million in cash. In connection with this financing, we granted H&Q You Tools Investment Holding, L.P. a security interest in substantially all of our assets. H&Q You Tools Investment Holding, L.P. converted this note into 2,033,334 shares of Common stock and released its security interest immediately prior to our initial public offering. We used a portion of the proceeds from this May, 1998 financing to repurchase outstanding shares of our common stock representing 50% of our then outstanding shares of Common stock for $1.0 million.

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

         In June 1999, we entered into an agreement with Ascend Credit Corporation for a $20 million equipment lease facility. Under this arrangement, we lease equipment necessary for the construction of our customer network facilities. Currently, we have approximately $13.1 million available under this facility.

         In January 2000, we entered into an agreement under which we issued a $1.0 million note to H&Q You Tools Investment Holding, L.P. The note bore interest at a rate equal to 7% per annum and was fully repaid on March 2, 2000 with proceeds from the initial public offering.

         As of June 30, 2000, our cash and cash equivalents and marketable securities were $37.5 million. We believe that our existing cash and cash equivalents, marketable securities, and available financing under existing equipment lease facilities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may be required to seek additional sources of financing, in order to fund the planned expansion of the Company. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our regional deployment, including our customer network facility sites and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c) In the preceding three years, we have issued the following securities that were not registered under the Securities Act:

         Since our inception, we have issued to employees and H&Q You Tools Investment Holding, L.P. an aggregate of 7,000,000 shares of Common stock and to employees and directors options to purchase 978,650 shares issued pursuant to our Equity Compensation Plan. All of such sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

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

         Pursuant to our Equity Compensation Plan, we have granted, as of June 30, 2000, options to purchase a total of 978,650 share of Common stock, of which 448,000 are exercisable at a price of $1.50 per share, 113,400 are exercisable at a price of $2.50 per share, 115,500 are exercisable at prices between $4.09 and $6.25 per share, 20,000 are exercisable at a price of $7.13 per share, 273,250 are exercisable at a price of $9.25 per share, and 8,500 are exercisable at prices between $9.88 and $13.58 per share. As of June 30, 2000, a total of 2,000 options have been exercised. In granting the options and selling the underlying securities upon exercise of the options, we relied upon exemptions from registration set forth in Rule 701 and Section 4(2) of the Securities Act.

         On July 30, 1999, we issued 546,984 shares of our Common stock to the shareholders of Internet Unlimited, Inc. in connection with our acquisition of Internet Unlimited, Inc. These sales were made under the exemption from registration provided under Section 4(2) of the Securities Act.

         In August 1999, we sold 808,629 shares of Series A Convertible Preferred stock to H&Q You Tools Investment Holding L.P., Naveen Jain, Everest Venture Partners I, L.P., Entrepreneurial Investment Corporation, and J.F. SHEA CO. INC., as nominee, Lucent Technologies, Inc, InterNetworking Systems, at a price of $7.13 per share. All of these sales were made under the exemption from registration provided under Section 4(2) of the Securities Act. All of these shares of preferred stock were converted into 808,629 shares of our Common stock immediately prior to the consummation of our IPO.

         In January 2000, the Company issued 30,000 warrants to an investor pursuant to the note and warrant purchase agreement. This warrant was immediately exercisable at a price of $12.00 per share. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

         No underwriters were involved in the foregoing sales of securities. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or in the case of options to purchase Common stock granted prior to February 7, 2000 and in the case of Common stock purchased pursuant to the Equity Compensation Plan, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

         (d)      Use of Proceeds of the Initial Public Offering

         Our initial public offering, or IPO, was effected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our Common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, SoundView Technology Group, Inc., FAC/Equities, a division of First Albany Corporation and DLJdirect, Inc., exercised the over-allotment option selling an additional 600,000 shares of our Common stock. The proceeds received net of underwriting discounts and commissions, and other transaction costs were approximately $49,644,000.

         From the effective date of the Registration Statement through the quarter ended June 30, 2000, we incurred the following expenses in connection with the initial public offering:

         Underwriting discounts and commissions ..............   $   3,864,000
         Other Expenses  .....................................       1,692,000
         Total Expenses ......................................       5,556,000
                                                                 --------------

         Net offering proceeds  ..............................   $  49,644,000
                                                                 ==============

         None of the expenses incurred by us in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or our affiliates.

         From the effective date of the Registration Statement through June 30, 2000, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

         Repayment of notes payable ..........................   $   1,004,000
         Payment of other obligations ........................         544,000
         Capital Expenditures ................................       3,219,000
         Working Capital Requirements ........................       1,800,000
                                                                  -------------

         Total ...............................................    $  6,567,000
                                                                  =============

         Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with our investment policy.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         We held our Annual Meeting of Stockholders June 23, 2000. Following are descriptions of the matters voted on and the results of such meeting:

                                        Votes           Votes         Votes         Votes        Broker
                                         For           Against      Abstained      Withheld     Non-Votes
                                         ---           --------     ---------      --------     ---------

1.  Election of Directors:

     David K. Van Allen                12,792,571         --           --           18,014          --
     Sonny C. Hunt                     12,792,171         --           --           18,414          --
     Douglas L. Michels                12,792,036         --           --           18,549          --
     David J. Farber                   12,792,666         --           --           17,919          --
     R. Barry Borden                   12,792,867         --           --           17,718          --
     Alan S. Kessman                   12,793,137         --           --           17,448          --

2.   Amendment of our Equity
     Compensation Plan to
     increase the number of
     authorized shares of Common
     stock reserved for issuance
     from 1,000,000 to 3,000,000       11,202,105      99,715                        6,000          --

3.   Proposal to ratify the appoint-
     ment of Arthur Andersen LLP
     as independent auditors of the
     Company for the year ending
     December 31, 2000                 12,795,721       9,489                        5,375          --



ITEM 5.  OTHER INFORMATION

FACTORS AFFECTING FUTURE OPERATING RESULTS

         This quarterly report on Form-10-Q contains forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the six months ended June 30, 2000, we had a net loss of $9.8 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE.

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

FUTURE SALES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR STOCK AND OUR ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS.

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

OUR EXPANSION EFFORTS MAY NOT BE SUCCESSFUL IN OUR NEW TARGET REGIONS BECAUSE OUR BUSINESS GROWTH STRATEGY IS LARGELY UNTESTED.

         Our growth strategy includes building Customer Network Facility sites in high growth secondary markets where we do not currently operate. In each market, we will target primarily small and medium sized enterprise customers. Since our growth strategy is largely untested, we cannot give any assurances that we will be able to successfully implement it in our target regions.

         Our success will depend upon:

                  our ability to identify attractive target regions outside of the mid-Atlantic area;

                  our ability to rapidly deploy additional customer network facility sites; and

                  our ability to replicate our sales and marketing efforts.

         Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond our control.

FOR THE SIX MONTHS ENDED JUNE 30, 2000, OUR LARGEST CUSTOMER ACCOUNTED FOR 25% OF OUR TOTAL REVENUES. THE LOSS OF THIS CUSTOMER COULD HARM OUR RESULTS OF OPERATIONS.

         Although our primary business is to target small and medium sized enterprises, we have derived a significant portion of our revenues from a small number of our business customers that are not small and medium sized enterprises. For example, Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999 and 11% of total revenues for the fiscal year ended December 31, 1998. Microsoft's WebTV Networks, Inc. accounted for 25% of total revenues for the six months ended June 30, 2000, 21% of total revenues for the year ended December 31, 1999 and 9% of total revenues for the fiscal year ended December 31, 1998. If we are unable to implement our strategy of targeting small and medium sized enterprises, we will continue to be substantially dependent upon revenues from our larger customers. We expect revenues from these customers to vary from year to year. Our agreement with Microsoft's WebTV Networks may be terminated upon 120 days notice. The loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations.

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

WE FACE SIGNIFICANT AND INCREASING COMPETITION IN OUR INDUSTRY, WHICH COULD CAUSE US TO LOWER PRICES RESULTING IN REDUCED REVENUES.

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

WE NEED TO RECRUIT AND RETAIN QUALIFIED PERSONNEL OR OUR BUSINESS COULD BE
HARMED.

         Competition for highly qualified employees in the Internet service industry is intense because there are a limited number of people with an adequate knowledge of and significant experience in our industry. Our success depends largely upon our ability to attract, train and retain highly skilled management, technical, marketing and sales personnel and upon the continued contributions of such people. Since it is difficult and time consuming to identify and hire highly qualified employees, we cannot assure you of our ability to do so. Our failure to attract additional highly qualified personnel could impair our ability to grow our operations and services to our customers.

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

OUR NETWORK MAY EXPERIENCE SECURITY BREACHES, WHICH COULD DISRUPT OUR SERVICES.

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

         We face risks due to possible changes in the way our suppliers are regulated which could have an adverse effect on our business. For example, most states require local exchange carriers to pay reciprocal compensation to competing local exchange carriers for the transport and termination of Internet traffic. However, in February 1999, the Federal Communications Commission concluded that at least a substantial portion of dial-up Internet traffic is jurisdictionally interstate, which could ultimately eliminate the reciprocal compensation payment requirement for Internet traffic. Should this occur our telephone carriers might no longer be entitled to receive payment from the originating carrier to terminate traffic delivered to us. The Federal Communications Commission has launched an inquiry to determine a mechanism for covering the costs of terminating calls to Internet service providers, but in the interim state commissions will determine whether carriers will receive compensation for such calls. If the new compensation mechanism that may be adopted by the Federal Communications Commission increases the costs to our telephone carriers for terminating traffic to us, or if states eliminate reciprocal compensation payments, our telephone carriers may increase the price of service to us in order to recover such costs. This could have a material adverse effect on our business, financial condition and results of operations.

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


                                                     FASTNET Corporation:


Date:    August 14, 2000                             /s/ David K. Van Allen
                                                     ----------------------
                                                     David K. Van Allen
                                                     Chief Executive Officer


Date:    August 14, 2000                             /s/ Stanley F. Bielicki
                                                     -----------------------
                                                     Stanley F. Bielicki
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION


27.1                                 Financial Data Schedule (for SEC use only)