Form 10-Q
period 2000-09-30
FASTNET CORP
filed 2000-11-14
CIK 1092536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from ____________ to ____________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common stock outstanding as of November 14, 2000 was 14,990,947.

                               FASTNET CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets - December 31, 1999 and
           September 30, 2000 (unaudited) .....................................3

      Consolidated Statements of Operations (unaudited) - Three and
           Nine Months Ended September 30, 1999 and 2000  .....................4

      Consolidated Statements of Cash Flows  (unaudited) - Nine months
           Ended September 30, 1999 and 2000  .................................5

      Notes to Consolidated Financial Statements ..............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16

Item 2.  Changes in Securities and Use of Proceeds ...........................16

Item 3.  Defaults Upon Senior Securities .....................................17

Item 4.  Submission of Matters to a Vote of Security Holders .................17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits and Reports on Form 8-K ....................................25

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             FASTNET CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                     1999            2000
                                                                 -------------   -------------
                            ASSETS                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...............................   $    953,840    $  1,958,105
     Marketable securities ...................................             --      26,382,541
     Accounts receivable, net ................................      1,791,422       2,250,100
     Offering costs ..........................................      1,336,605              --
     Other current assets ....................................        469,605         930,464
                                                                 -------------   -------------

                  Total current assets .......................      4,551,472      31,521,210
                                                                 -------------   -------------

PROPERTY AND EQUIPMENT, net ..................................      7,363,848      22,337,395

GOODWILL, net ................................................      2,115,558       1,499,932

CUSTOMER LIST, net ...........................................      1,722,222       1,222,219

OTHER ASSETS .................................................         86,476         460,588
                                                                 -------------   -------------
                                                                 $ 15,839,576    $ 57,041,344
                                                                 =============   =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt .......................   $     12,985    $     11,533
     Current portion of capital lease obligations ............      1,417,066       4,714,875
     Accounts payable ........................................      2,319,524       2,801,528
     Accrued expenses ........................................      1,708,896       1,735,136
     Deferred revenues .......................................      2,331,258       2,978,253
                                                                 -------------   -------------

                  Total current liabilities ..................      7,789,729      12,241,325
                                                                 -------------   -------------

LONG-TERM DEBT ...............................................      3,081,634          34,099

CAPITAL LEASE OBLIGATIONS ....................................      2,794,093       7,814,398

OTHER LIABILITIES ............................................        810,322          44,459

COMMITMENTS AND CONTINGENCIES ................................             --              --
SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, 808,629
       shares outstanding at December 31, 1999 and none
       outstanding at September 30, 2000) ....................      5,460,653              --
     Common stock (50,000,000 shares authorized, 7,546,984 and
       14,990,947 shares outstanding at December 31, 1999 and
       September 30, 2000) ...................................      4,798,924      64,204,990
     Deferred compensation ...................................       (364,149)     (1,081,024)
     Accumulated deficit .....................................     (7,531,630)    (25,216,903)
     Less- Treasury stock, at cost ...........................     (1,000,000)     (1,000,000)
                                                                 -------------   -------------

                  Total shareholders' equity .................      1,363,798      36,907,063
                                                                 -------------   -------------
                                                                 $ 15,839,576    $ 57,041,344
                                                                 =============   =============

               The accompanying notes are an integral part of these statements.

                                    FASTNET CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                   1999            2000            1999            2000
                                              -------------   -------------   -------------   -------------
REVENUES ..................................   $  2,294,822    $  3,225,325    $  5,846,374    $  9,424,451

OPERATING EXPENSES:
   Cost of revenues .......................      1,411,507       3,860,150       3,933,725       9,502,160
   Selling, general and administrative ....      2,117,686       6,214,916       3,911,189      14,944,414
   Depreciation and amortization ..........        656,438       1,389,469         904,233       3,504,710
                                              -------------   -------------   -------------   -------------
                                                 4,185,631      11,464,535       8,749,147      27,951,284
                                              -------------   -------------   -------------   -------------

   Operating loss .........................     (1,890,809)     (8,239,210)     (2,902,773)    (18,526,833)
                                              -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income ........................         23,560         632,556          34,305       1,647,308
   Interest expense .......................       (140,912)       (270,593)       (262,499)       (793,708)
   Other ..................................             39          (7,290)          1,056         (12,040)
                                              -------------   -------------   -------------   -------------
                                                  (117,313)        354,673        (227,138)        841,560
                                              -------------   -------------   -------------   -------------

NET LOSS ..................................   $ (2,008,122)   $ (7,884,537)   $ (3,129,911)   $(17,685,273)
                                              =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE   $      (0.27)   $      (0.53)   $      (0.44)   $      (1.27)
                                              =============   =============   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE .................      7,362,674      14,990,947       7,122,004      13,894,302
                                              =============   =============   =============   =============

                      The accompanying notes are an integral part of these statements.

                              FASTNET CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        1999            2000
                                                                   -------------   -------------
OPERATING ACTIVITIES:
     Net loss ..................................................   $ (3,129,911)   $(17,685,273)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities -
            Depreciation and amortization ......................        904,233       3,504,710
            Amortization of debt discount ......................             --         255,802
            Amortization of deferred compensation ..............        113,204         275,858
            Changes in operating assets and liabilities -
                Decrease (increase) in assets -
                   Accounts receivable .........................       (155,075)       (458,678)
                   Other assets ................................        (82,167)       (834,971)
                Increase (decrease) in liabilities -
                   Accounts payable and accrued expenses .......        776,489       1,844,849
                   Deferred revenues ...........................        684,936         646,995
                   Other liabilities ...........................        788,889        (765,863)
                                                                   -------------   -------------
                       Net cash used in operating activities ...        (99,402)    (13,216,571)
                                                                   -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment .......................     (1,093,071)     (7,627,087)
     Cash paid for business acquisitions .......................       (400,199)             --
     Purchases of marketable securities, net ...................             --     (26,382,541)
                                                                   -------------   -------------
                       Net cash used in investing activities ...     (1,493,270)    (34,009,628)
                                                                   -------------   -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt ..............................      1,000,000       1,027,994
     Repayments of long-term debt ..............................       (140,407)     (1,026,981)
     Repayments of capital lease obligations ...................       (176,137)     (1,417,427)
     Proceeds from issuance of Common stock, net ...............              -      49,646,878
     Proceeds from issuance of Series A Preferred stock, net ...      4,464,992              --
                                                                   -------------   -------------
                       Net cash provided by financing activities      5,148,448      48,230,464
                                                                   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................      3,555,776       1,004,265
CASH AND CASH EQUIVALENTS, beginning of period .................        256,782         953,840
                                                                   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period .......................   $  3,812,558    $  1,958,105
                                                                   =============   =============

                The accompanying notes are an integral part of these statements.

                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Background

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company"), a Pennsylvania corporation, have been providing Internet access services to its customers since 1994. The Company is a growing business Internet communications, Web hosting and colocation provider targeting small and medium sized enterprises in selected high growth secondary markets in the Northeastern area of the United States. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         Quarterly Financial Information and Results of Operations

         The accompanying unaudited financial information as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 has been prepared in accordance with generally accepted accounting principles. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         Principals of Consolidation

         The accompanying consolidated financial statements include the accounts of FASTNET and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Management's Use of Estimates

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

(2)      INITIAL PUBLIC OFFERING

         On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. An additional 600,000 shares of Common stock were issued pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of approximately $49.6 million from the initial public offering and the exercise of the over-allotment option. Immediately prior to the consummation of the offering, a $3.1 million Convertible Note issued on May 28, 1998, converted into 2,033,334 shares of Common stock and 808,629 shares of Series A Convertible Preferred stock converted into an equal number of Common stock.

(3)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of September 30, 2000, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion as well as interest are included in interest income. Realized gains and losses are included in other income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method.

         The Company's investments in debt and equity securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                December 31,   September 30,
                                                    1999            2000
                                               -------------   -------------

               Equipment ...................   $  6,524,000    $ 19,814,000
               Computer equipment ..........      1,217,000       1,754,000
               Computer software ...........        713,000       1,430,000
               Furniture and fixtures ......        280,000         609,000
               Leasehold improvements ......        229,000       2,720,000
                                               -------------   -------------
                                                  8,963,000      26,327,000
               Less-Accumulated depreciation
                 and amortization ..........     (1,600,000)     (3,989,000)
                                               -------------   -------------
                                               $  7,363,000    $ 22,338,000
                                               =============   =============


Depreciation and amortization expense for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000 was $656,438, $1.4 million, $904,233 and $3.5 million, respectively. The net carrying value of property and equipment under capital leases was $4.1 million and $12.5 million at December 31, 1999 and September 30, 2000, respectively.

(5)      DEBT

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement expires on June 30, 2001. In exchange for these services, the Company issued a Convertible Note for $1.0 million. This note is due on October 24, 2003 and is convertible into Common stock at $1.00 per share above the closing price on the date of the agreement, which was $1.13 per share. No interest or dividends are payable on this note. In connection with this note, the Company paid a retainer of $50,000 and issued a warrant to purchase 600,000 shares of the Company's Common stock at an exercise price of $1.13, the fair market value of the Common stock on the date of grant. The warrant was immediately vested, and expires in 10 years. As a result of the financial advisory services rendered through September 30, 2000, the Company incurred approximately $250,000 in fees which has been included in Selling, General, and Administrative expense during the third quarter of 2000.

         On January 19, 2000, the Company sold a $1.0 million note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $256,000 using the Black Scholes pricing model and recorded as a debt discount, which was amortized to interest expense upon repayment of the note, which occurred with the proceeds from the initial public offering.

         Immediately prior to the consummation of the Company's initial public offering, the $3.1 million Convertible Note converted into 2,033,334 shares of Common stock. In addition, with a portion of the proceeds from the Company's initial public offering the Company repaid a $500,000 obligation for financial advisory services rendered during 1999, which was included in Other Liabilities in the accompanying consolidated balance sheets as of December 31, 1999.

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

         On February 28, 2000, certain members of the Company's Board of Directors were granted a total of 220,000 options to purchase Common stock of which 20,000 options vested immediately and the remaining 200,000 will vest quarterly over a period of five years. The exercise price of these options is $9.25 per share and the fair value of the Company's Common stock on the date of grant was $12.44 per share. As a result of these grants, the Company recorded deferred compensation of $701,800. In addition to these grants, during February 2000, the Company granted 53,491 options to purchase Common stock to certain employees at an exercise price of $9.25 per share when the fair value of the Common stock was $14.69 per share, which resulted in deferred compensation of $290,993. These options generally vest over a five-year term.

(7)      LEASE ARRANGEMENT

         During the first quarter of 2000, the Company received a credit line of $3.0 million from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5.0 million to the original credit facility. These credit facilities are used to secure computer-related equipment under three-year capital leases. As of September 30, 2000, the Company had $2.9 million available under these lease arrangements.

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

(9)      NET LOSS PER COMMON SHARE

         The Company has presented net loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net loss per share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Diluted net loss per share is the same as basic net loss per share as no additional shares for potential dilution from the exercise of securities into Common stock are included in the denominator as the result is antidilutive due to the Company's losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.


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

         As of September 30, 2000, we provided Internet access and enhanced services to approximately 670 enterprise customers, approximately 19,100 Home and Small Office (HASO) customers, and 7,400 customers using our Web hosting, and colocation services.

         On July 30, 1999 we acquired Internet Unlimited, Inc., a Web hosting and colocation company located in Bethlehem, Pennsylvania. As a result of this acquisition, we increased the number of customers using our Web hosting services.

         In August 1999, we sold 666,198 shares of Series A Convertible Preferred stock to purchasers including Lucent Technologies, Inc at $7.13 per share. The net proceeds from these sales of Series A Convertible Preferred stock were approximately $4.5 million. All of the outstanding Preferred stock automatically converted into Common stock immediately prior to the consummation of the initial public offering in February 2000.

         On January 19, 2000, the Company issued a $1.0 million note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The proceeds of this note were used to satisfy working capital requirements. This note was repaid upon consummation of the initial public offering.

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

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue as we execute our business plan. Our operating losses as a percent of revenues were 8% for the year ended December 31, 1997, 20% for the year ended December 31, 1998, and 63% for the year ended 1999. Our operating losses increased to 256% of revenues in the third quarter of 2000 up from 82% of revenues in the third quarter of 1999.

RECENT DEVELOPMENTS

         On October 10, 2000, we announced a modification to our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Selling and marketing efforts will be focused on eight markets located in Pennsylvania and New Jersey. We anticipate we will re-deploy our marketing and field sales activities in these suspended markets as we successfully execute our revised business model in the eight fully operational markets. The Company has also shifted its sales model to a consultative, face-to-face approach from the centralized telemarketing approach previously used. Management believes this increased focus on a smaller number of markets in conjunction with the consultative sales approach will enable the Company to engage more customers in the target markets and retain those customers for longer periods of time. The Company is also building a customer-centric culture highlighted by superior customer support and technical support departments. We expect this increased focus on customer care will help us build and maintain long-term relationships with our customers. We have shifted our focus from selling Internet access based on pricing competitiveness to focusing on building a reputation of being an authority on Internet enabled solutions with exceptional customer care.

         Our modified plan includes redesigning our network architecture and an overall reduction in telecommunication expenses. We will reduce the outbound bandwidth in the 12 markets where field sales efforts are being suspended and reconfigure the network and CNF architecture in the eight operational markets while still achieving reliability and redundancy of the network by maintaining multiple connections to worldwide Internet backbones. We believe these changes will have a significant favorable impact on our gross margins which will be evident starting in the fourth quarter of 2000.

         On October 10, 2000, we terminated 44 employees throughout all departments of the Company. This payroll and related expense reduction will result in reduced cash consumption and expense reduction, primarily in Selling, General, and Administrative expense.

         In addition to these cost containment actions, we have reduced the planned capital expenditures during the fourth quarter of 2000 through 2001 as well as instituted a company-wide cost reduction effort. As a result of our modified strategic plan, we believe that the cash and investments we have available will be sufficient to fund operations at least through the end of 2001.

         Simultaneous with the modification of our strategic plan, we will record a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. While we believe our modified plan will reduce our cash consumption rate in the future, these actions may result in early termination payments for certain contractual obligations that exist. For example, on March 22, 2000, we entered into an agreement with a telecommunications provider for Internet services. This agreement enables us to purchase network and Internet access services at discounted rates from the provider. The agreement has a 30 month term and includes an annual volume commitment of $6.6 million. As a result of the modification of our business strategy in October 2000, we do not believe we will meet the annual volume commitment and are currently negotiating a new arrangement with the provider. If we are not successful in these negotiations, then a payment equal to the annual contract shortfall will be due to the service provider. We believe we will be able to modify the terms of the agreement.

RESULTS OF OPERATIONS

REVENUES

         We provide services to our customers, which we classify in three general types: Internet access and enhanced services, home and small office
(HASO) access, and Dialplex virtual private network (VPN) services. We target our Internet access and enhanced services to small and medium sized enterprises
(SME) located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, and enterprise class Digital Subscriber Line (DSL) services. Our enhanced services are complementary to dedicated access and include Managed Backup, Total Managed Security, e-mail based Unified Messaging, and the sale of third party hardware and software. We also classify our dedicated and shared Web hosting and colocation services as part of our enhanced services. Our business plan focuses on the core service offering of Internet access coupled with increased sales of enhanced products and services as our customers' Internet needs expand. Access and enhanced revenues are recognized as services are provided. We expect our access and enhanced revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

         Our HASO revenues consist of dial-up Internet access to both residential and business customers, residential DSL Internet access, and Integrated Services Digital Network (ISDN) Internet access. Customers using our HASO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our modified business plan, we expect HASO revenues to decrease as a percentage of total revenues. We have reduced selling and marketing efforts targeted to this customer base in response to increased competition from both free Internet service providers and other providers.

         We also offer our customers Dialplex virtual private network (VPN) solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided. One customer, Microsoft's WebTV Networks accounted for 20% of our total revenues during the three months ended September 30, 2000. Effective September 1, 2000, we renewed our annual contract with WebTV. The contract included a price reduction for the services the Company provided to this customer.

COST OF REVENUES

         Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network. We also classify engineering payroll and related expenses, the cost of third party hardware and software we sell to our customers, facility rental expense for CNF sites, and rental expense on network equipment financed under operating leases as cost of revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased by $931,000 or 41% to $3.2 million for the three months ended September 30, 2000, compared to $2.3 million for the three months ended September 30, 1999. This increase in revenues is primarily attributable to an increase in the number of customers using our services. In addition, the acquisition of Internet Unlimited in July 1999 accounted for $437,000 of revenues in the third quarter of 2000 as compared to $208,000 for the same period in the previous year. Partially offsetting our increase in customers was a decline in the average revenue per customer from our directly connected customers. This decline in average revenue per customer is in part due to lower revenues generated from directly connected customers that use DSL connections rather than classic T-1 connections and from downward pricing pressure in response to competition in our new markets for classic T-1 and higher connection speeds. In addition to the reduction in average revenues per customer, we are experiencing a decline in revenue from our largest Dialplex customer, Microsoft's WebTV.

During the third quarter of 2000 and the third quarter of 1999, we derived a significant portion of our revenues from Microsoft's WebTV Networks. In the third quarter of 2000, we derived $636,000 or 20% of our revenues as compared to $441,000 or 19% of our revenues for the third quarter of 1999. We expect that revenues from Microsoft's WebTV Networks will represent approximately 20% of our revenues for the year ended December 31, 2000, but will decline to between 12% and 15% of revenues in the fourth quarter of 2000. This anticipated decline is a result of the price reduction contained in the new contract effective September 1, 2000.

COST OF REVENUES. Cost of revenues increased by $2.5 million, or 173%, to $3.9 million for the third quarter of 2000 compared to $1.4 million for the third quarter of 1999. Cost of revenues increased to 120% of revenues for the third quarter of 2000 compared to 62% of revenues for the third quarter of 1999. This increase is primarily attributable to the increase in Internet access and telecommunication charges as we grew from three CNF sites in operation at the end of the third quarter of 1999 to 20 CNF sites in operation at the end of the third quarter of 2000, as well as headcount costs relating to additional engineering staff needed to support our planned expansion ahead of generating revenues. Gross margins decreased from 38% in the third quarter of 1999 to (20)% in the third quarter of 2000. This decrease in gross margin was a result of installation of telecommunication circuits in new markets ahead of revenues in those new markets and an increase in engineering personnel. We expect our gross margins to significantly improve as a result of the network and telecommunication infrastructure modification initiated during the fourth quarter of 2000.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $4.1 million or 193% to $6.2 million for the third quarter of 2000 compared to $2.1 million for the third quarter 1999. This increase is primarily attributable to an increase in selling, general and administrative personnel from 63 at September 30, 1999 to 135 at September 30, 2000. Another factor causing this increase was the acquisition of Internet Unlimited, which added personnel, rent expense and other selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $733,000, or 112% to $1.4 million for the third quarter of 2000 compared to $656,000 for the third quarter of 1999. This increase was primarily attributable to the purchase of equipment necessary to support the expansion of our Network Operations Center, as well as, the increased depreciation for the equipment located in the 20 CNF sites in operation at the end of the third quarter of 2000 compared to the 3 CNF sites in operation at the end of the third quarter of 1999. Also contributing to the increase was $371,000 of amortization expense for the three months ended September 30, 2000 that related to the intangible assets recorded in the purchase accounting of Internet Unlimited.

OTHER INCOME/EXPENSE. Interest income increased by $609,000 from $24,000 in the third quarter of 1999 to $633,000 in the third quarter of 2000. This increase is attributable to the investment of the proceeds from the initial public offering. Interest expense increased by $130,000 from $141,000 in the third quarter of 1999 to $271,000 in the third quarter of 2000, as we financed equipment needed for our CNF deployment under capital lease arrangements. We expect interest income to decrease as we use our cash to fund our operating losses and interest expense to increase as we continue to service our capital lease obligations. We expect the rate of growth of our capital lease obligations to slow as we have sufficient telecommunication equipment to support our planned growth through 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased by $3.6 million, or 61% to $9.4 million for the nine months ended September 30, 2000, compared to $5.8 million for the nine months ended September 30, 1999. This increase in revenues is primarily attributable to an increase in the number of customers using our services. In addition, the acquisition of Internet Unlimited in July 1999, accounted for $1.3 million of revenues in the nine month period ending September 30, 2000 as compared to $208,000 in the same period in 1999.

During the nine months ended September 30, 2000, we derived a significant portion of our revenues from Microsoft's WebTV Networks. In the first nine months of 2000, we derived $2.2 million or 23% of our revenues as compared to $1.1 million or 19% of our revenues for the first nine months of 1999. We have experienced both customer number and revenue growth during the nine-month period ended September 30, 2000 over the same nine-month period in 1999. While both customer numbers and revenue have increased they have grown at a slower rate than expected as a result of these factors: (i) decline in average revenue per customer from our directly connected customers. This decline is in part due to lower revenues generated from directly connected customers that use DSL connections rather than classic T-1 connections and from downward pricing pressure in response to competition, (ii) decline in revenues from our largest customer, and (iii) a reduction in the level of service used by another of our large customers beginning in the second quarter of 2000.

COST OF REVENUES. Cost of revenues increased by $5.6 million or 142% to $9.5 million for the nine months ended September 30, 2000 compared to $3.9 million for the nine months ended September 30, 1999. Cost of revenues increased to 101% of revenues for the nine months ended September 30, 2000 compared to 67% of revenues for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in Internet access and telecommunication charges as we grew from 3 CNF sites in operation at the end of September 30, 1999 to 20 CNF sites in operation at the end of September 30, 2000, as well as headcount costs relating to additional engineering staff needed to support our planned expansion ahead of generating revenue.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $11.0 million or 282% to $14.9 million for the nine months ended September 30, 2000 compared to $3.9 million for the nine months ended September 30, 1999. This increase is primarily the result of continuing to hire sales and general and administrative personnel. Our head count was 63 at September 30, 1999 and grew to 135 at September 30, 2000 in anticipation of our expected growth. Another factor causing this increase was the acquisition of Internet Unlimited, which added personnel, rent expense and other selling, general and administrative expenses. In addition, the Company recorded approximately $705,000 in one-time charges during the nine months ended September 30, 2000 related to one-time compensation charges and imputed interest associated with warrants attached to the January 2000 bridge financing.

OTHER INCOME/EXPENSE. Interest income increased by $1.6 million from $34,000 for the nine months ended September 30, 1999 compared to $1.6 million for the nine months ended September 30, 2000. This increase is attributable to the investment of the proceeds from the initial public offering. Interest expense increased by $531,000 from $262,000 in the nine months ended September 30, 1999 to $794,000 in the nine months ended September 30, 2000, as we financed network equipment needed for CNF deployment under capital lease arrangements. We expect interest income to decrease as we use our cash to fund our operating losses and interest expense to increase as we continue to service our capital lease obligations. We expect the rate of growth of our capital lease obligations to slow as we reduce our planned rate of new market expansion.

CASH FLOWS ANALYSIS

                                                            Nine Months
                                                        Ended September 30,
                                                        1999            2000
                                                   -------------   -------------
OTHER FINANCIAL DATA:
Cash flows used in operating activities ........   $    (99,000)   $(13,217,000)
Cash flows used in investing activities ........     (1,493,000)    (34,010,000)
Cash flows provided by financing activities ....      5,148,000      48,231,000
                                                   -------------   -------------
Net increase in cash and cash equivalents ......   $  3,556,000    $  1,004,000
                                                   =============   =============

         Cash flows from operating activities decreased by $13.1 million from cash used of $99,000 in the nine months ended September 30, 1999 to cash used of $13.2 million in the nine months ended September 30, 2000. This decrease is primarily the result of our net loss of $17.7 million. The increase in net loss is primarily a result of an increase in personnel from 77 at September 30, 1999 to 169 at September 30, 2000 along with an increase in telecommunication charges and an increase in selling, general and administrative expenses to support the planned expansion of the Company. We expect to continue to incur losses until the regional CNF sites produce sufficient revenues to cover their operating costs and the corporate overhead expenses.

         Cash used in investing activities increased from $1.5 million in the nine months ended September 30, 1999 to $34.0 million in the nine months ended September 30, 2000, an increase of $32.5 million. This increase in cash outflows is primarily attributable to the Company's investments in marketable securities and an increase in purchases of property and equipment.

         Cash flows from financing activities increased by $43.1 million from cash inflows of $5.1 million during the nine months ended September 30, 1999 to $48.2 million during the nine months ended September 30, 2000. The increase in cash flows from financing activities is a result of the proceeds from the Company's initial public offering and exercise of the underwriters' over allotment partially offset by the repayments of capital lease and debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 (see "Recent Developments") to allow us to maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of our strategic plan, we will record a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. We expect these actions will reduce our cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist. We believe that the cash and investments we have available will be sufficient to fund operations at least through the end of 2001.

         Prior to our initial public offering, we satisfied our cash requirements primarily through debt and equity financings.

         In May 1998, we issued 1,000,000 shares of our Common stock, a convertible promissory note of $3.1 million and a warrant to purchase 1,000,000 shares of our Common stock at an exercise price of $1.50 per share to H&Q You Tools Investment Holding, L.P. for an aggregate of approximately $3.3 million in cash. In connection with this financing, we granted H&Q You Tools Investment Holding, L.P. a security interest in substantially all of our assets. H&Q You Tools Investment Holding, L.P. converted this note into 2,033,334 shares of Common stock and released its security interest immediately prior to our initial public offering. We used a portion of the proceeds from this May 1998 financing to repurchase outstanding shares of our Common stock representing 50% of our then outstanding shares of Common stock for $1.0 million.

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

         In June 1999, we entered into an agreement with Ascend Credit Corporation for a $20 million equipment lease facility. Under this arrangement, we lease equipment necessary for the construction of our customer network facilities. Currently, we have approximately $13.2 million available under this facility.

         In January 2000, we entered into an agreement under which we issued a $1.0 million note to H&Q You Tools Investment Holding, L.P. The note bore interest at a rate equal to 7% per annum and was fully repaid on March 2, 2000 with proceeds from the initial public offering.

         As of September 30, 2000, our cash and cash equivalents and marketable securities were $28.3 million. We believe that our existing cash and cash equivalents, marketable securities, and available financing under existing equipment lease facilities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may be required to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our regional deployment, including our Customer Network Facility sites and further reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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

         (c)      None

         (d)      Use of Proceeds of the Initial Public Offering

         Our initial public offering, or IPO, was affected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our Common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, SoundView Technology Group, Inc., FAC/Equities, a division of First Albany Corporation and DLJdirect, Inc., exercised the over-allotment option selling an additional 600,000 shares of our Common stock. The proceeds received net of underwriting discounts and commissions, and other transaction costs were approximately $49,644,000.

         From the effective date of the Registration Statement through September 30, 2000, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

         Repayment of debt ................................   $ 1,418,000
         Payment of other obligations .....................       544,000
         Capital Expenditures .............................     7,502,000
         Working Capital Requirements .....................    13,786,000
                                                              ------------

         Total ............................................   $23,250,000
                                                              ============

         Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with our investment policy.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


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

         In 1998, we began to implement our current business strategy of targeting small and medium sized enterprises in high growth secondary markets not only within the mid-Atlantic area of the United States, but also outside of this area. Prior to 1998, we conducted business solely in the mid-Atlantic area, particularly in Eastern Pennsylvania. Consequently, the evaluation of our future business prospects is difficult because our historical results for periods during which we were implementing our current business strategy are limited. On October 10, 2000, we revised our business plan. The revised business plan temporarily reduced the number of markets where we execute our business plan from 20 to 8.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the nine months ended September 30, 2000, we had a net loss of $17.7 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ NATIONAL MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

         Our Common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00. On October 9, 2000, our closing minimum bid price was $0.96. If our closing bid price continues to be below $1.00 for a period of 30 consecutive days, we will be in violation of the Nasdaq continued listing standards. If we are unable to maintain these standards, our Common stock could be delisted. Trading in our stock would then be conducted on the Nasdaq Small Cap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the Small Cap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock.

         In addition, if our Common stock were delisted, it would be subject to the so-called penny stock rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions.

         For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose the following:

         o commissions payable to the broker-dealer and the registered representative; and

         o current quotations for the security as mandated by the applicable regulations.

         If our Common stock were delisted and determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade our Common stock, and an investor may find it more difficult to acquire or dispose of our Common stock in the secondary market.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, OUR LARGEST CUSTOMER ACCOUNTED FOR 23% OF OUR TOTAL REVENUES. THE LOSS OF THIS CUSTOMER COULD HARM OUR RESULTS OF OPERATIONS.

         Although our primary business is to target small and medium sized enterprises, we have derived a significant portion of our revenues from a small number of our business customers that are not small and medium sized enterprises. For example, Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999 and 11% of total revenues for the fiscal year ended December 31, 1998. Microsoft's WebTV Networks, Inc. accounted for 23% of total revenues for the nine months ended September 30, 2000, 21% of total revenues for the year ended December 31, 1999 and 9% of total revenues for the fiscal year ended December 31, 1998. If we are unable to implement our strategy of targeting small and medium sized enterprises, we will continue to be substantially dependent upon revenues from our larger customers. We expect revenues from these customers to vary from year to year. Our agreement with Microsoft's WebTV Networks may be terminated upon 120 days notice. The loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations.

IN THE FUTURE, WE MAY BE UNABLE TO EXPAND OUR SALES, TECHNICAL SUPPORT AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH MAY HINDER OUR ABILITY TO GROW AND MEET CUSTOMER DEMANDS.

         Under our modified business plan we rely on a combination of a customer-centric, consultative sales approach and a centrally based technical support and customer support staff to build a long-term relationship with customers. On October 10, 2000, we terminated 44 employees across all departments of the Company. This involuntary termination may make it more difficult to attract and retain employees. If, in the future, we are unable to expand our sales force and our technical support and customer support staff, our business would be harmed because this would limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support.

ON OCTOBER 10, 2000, WE INITIATED A MODIFICATION TO OUR STRATEGIC PLAN. IF WE ARE UNABLE TO ACHIEVE THE EXPECTED COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER THIS PLAN, WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN OR OUR BUSINESS COULD BE HARMED.

         On October 10, 2000 we announced a new business plan developed by management and approved by the board of directors. This plan calls for us to suspend our planned opening of new markets and to limit our field sales efforts to eight markets located in Pennsylvania and New Jersey. We anticipate as a result of this new business plan, that we will not require additional funding in the next twelve months. If we do not achieve the expected cost savings and reduction in cash consumption under this plan, then we will need to seek additional capital from public or private equity or debt sources to fund our business plan. Given that our stock price is currently trading below $1.00 and it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon MCI WorldCom, Inc., and Sprint as our primary backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

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

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FASTNET Corporation:


Date:    November 14, 2000                 /s/ David K. Van Allen
                                           -----------------------------------
                                           David K. Van Allen
                                           Chief Executive Officer

Date:    November 14, 2000                 /s/ Stanley F. Bielicki
                                           -----------------------------------
                                           Stanley F. Bielicki
                                           Chief Financial Officer