Form 10-K
period 2000-12-31
FASTNET CORP
filed 2001-04-02
CIK 1092536

- --------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to________

                         Commission file number 0-29255

                                   -----------

                               FASTNET Corporation
                               -------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2767197
             ------------                               ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


     Two Courtney Place, Suite 130,                        18017
  3864 Courtney Street, Bethlehem, PA                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (610) 266-6700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Title of Each Class                        Name of Each Exchange
              None                                  on Which Registered


      Securities registered pursuant to Section 12(g) of the Act: ________

                           Common Stock, no par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 29, 2001 as reported on the Nasdaq National Market, was approximately $8.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 29, 2001, the Registrant had outstanding 17,990,947 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2000.

- --------------------------------------------------------------------------------

Index FASTNET Corporation

                                                                        Page
                                                                        ----
Part I.
Item 1.   Business.......................................................  1
Item 2.   Properties..................................................... 18
Item 3.   Legal Proceedings.............................................. 19
Item 4.   Submission of Matters to a Vote of
             Security Holders............................................ 19

Part II.
Item 5.   Market for the Registrant's Securities and
             Related Stockholder Matters................................. 19
Item 6.   Selected Financial Data........................................ 21
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations............... 22
Item 7a.  Qualitative and Quantitative Disclosure about Market Risk...... 29
Item 8.   Financial Statements and Supplementary Data.................... 29
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...................... 29

Part III.
Item 10.  Directors and Executive Officers of the Registrant............. 30
Item 11.  Executive Compensation......................................... 30
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.............................................. 30
Item 13.  Certain Relationships and Related Transactions................. 30

Part IV.
Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K......................................... 31

Exhibit Index

Signatures

                                     PART I.

FORWARD LOOKING STATEMENTS

     From time to time, FASTNET may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. The forward-looking statements in this report include statements relating to our ability to: have additional market opportunities to sell fixed broadband wireless Internet access services; expand into our idled market-based facilities in New York State as a result of the acquisition of the assets of Cybertech Wireless, Inc.; use our consultative field selling approach in our eight markets to allow us to capitalize on our competitive advantages and strong brand; expand into nearby markets through acquisitions; use our technical expertise in deploying and tailoring fixed broadband wireless access; add to and modify existing product and service offerings to our existing customers; increase our gross margin due to a reduction in expenses; fund operations through 2001 and into the future without raising additional cash; cause access and enhance revenues to increase as a percentage of our total revenues; expand our customer base; generate future revenue primarily from our dedicated Internet access and web hosting product lines; utilize Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets; and execute our business plan and decrease SOHO revenues as a percentage of total revenues. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 12 below and elsewhere in this report.

ITEM 1. BUSINESS.

OVERVIEW

     We have been providing Internet access services to our customers since our incorporation in 1994. We initially attracted many of our customers by providing them Internet access. We differentiate ourselves from our competition by providing prospective customers with a consultative problem solving approach to harnessing the power of the Internet for their specific needs. We further differentiate ourselves by combining world-class customer support with technical expertise. We are a full service provider supplementing our dedicated Internet access services by offering enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

     o    Internet access services;

     o    Total Managed Security;

     o    Colocation;

     o    Web hosting services;

     o    Web design and development;

     o    Professional network and software design services; and

     o    Virtual private networks.

     We classify our revenue into three major categories: revenues from the sale of enterprise level Internet access and enhanced products and services, revenues from the sale of Internet access to small office and home office ("SOHO") customers, and revenues from the sales of Internet access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services). Our Internet access and enhanced products and services revenue is made up of revenue from high speed Internet access, web hosting services, web design services, colocation services, and professional and consulting services. SOHO revenue is generated from customers that are connected to FASTNET's network using dialup modems, digital ISDN circuits or residential speed DSL. Our Dialplex service revenue is generated from customers using our network to provide connectivity and Internet access to their subscribers.

RESTRUCTURING

     On October 10, 2000, we announced a change to our strategic business plan that was developed by management and approved by the Board of Directors. We modified our plan in an attempt to continue operations without the need for additional funding.

     The strategy of the restructuring plan included: continuing to grow revenue through concentrating sales and marketing efforts in fewer markets, revising the current telemarketing sales approach to a consultative, customer centric approach, modifying network architecture to produce improved gross margins, while still maintaining a high level of reliability, and reducing our head count and associated SG&A expenses to reduce cash consumption.

     We took the following actions as part of our new plan: planned build out of new markets was stopped, revised the current sales approach to be consultative with a customer centric focus, suspended field sales efforts in all but eight markets located in Pennsylvania and New Jersey, redesigned our network in an effort to improve gross margins, while still maintaining a high level of reliability, and terminated 44 employees.

RECENT DEVELOPMENTS

     On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and small office/home office access with headquarters in Rochester, New York. Cybertech has deployed a wireless network in Rochester, Albany, Syracuse and Buffalo New York. Once the integration is complete, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

OUR MARKET OPPORTUNITY

     OVERVIEW. The Internet has become an important global medium enabling millions of people to obtain and share information and conduct business electronically. Its expanded use has made the Internet a critical tool for information and communications for many users. Internet access and enhanced Internet services, including data center servers and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

     OUR TARGET MARKET. We are targeting small and medium sized enterprises
(SMEs) located in secondary markets. We also target other enterprises that can benefit from access to the Internet, such as hospitals, educational institutions, and state and local agencies. The SMEs we target usually have one or more of these attributes in common: they have 100 or more employees; they have $5 million or more in sales; they are located in secondary markets usually less than 20 miles outside of major metropolitan areas; and usually they need at least some level of technical assistance in developing a plan on how best to gain access to the Internet cost effectively. While our target customers usually have one or more of these attributes, we have attracted and seek to continue to attract a number of larger customers that exceed both employee and/or sales volume parameters of small and medium sized enterprises. In the past, we believe that we have attracted these customers because of our strong technical capabilities in solving Internet access problems and our ability to install enhanced services. We believe that we will continue to attract these customers in the future. We expect to have additional market opportunities in New York State as result of the acquisition Cybertech Wireless, Inc. These opportunities include continuing to sell fixed broadband wireless access services in the markets previously served by Cybertech, as well as, selling FASTNET's access services, enhanced products and services, and colocation services in markets being served by Cybertech and expanding our combined footprint by utilizing FASTNET's previously idled market-based facilities in Albany, Rochester and Syracuse, New York.

     Small and medium sized enterprises often concentrate in secondary markets to avoid the higher costs associated with locating in a metropolitan area. We define a secondary market as typically smaller than the 100 most populated U.S. metropolitan markets. However, national ISPs have historically placed their largest points of presence, only in or around densely populated major cities. Customers that are located within a few miles from these points of presence often receive cost savings on their access pricing. However we believe customers located in secondary markets that are up to 20 miles away from these points of presence are underserved by the national ISPs or have been charged higher prices for Internet access services. In addition, national ISPs typically lack the local presence to provide rapid customer support. On the other hand regional or local ISPs in these secondary markets often lack the requisite scale and resources to provide a full range of services at acceptable quality and price levels.

     OTHER MARKET OPPORTUNITIES. While we do not actively target SOHO customers with our sales and advertising programs, we have and expect to continue to have a significant number of SOHO customers. We had approximately 19,400 of these customers at December 31, 2000. We will continue to service this segment of the access market because it complements the utilization of our network during off peak hours when our network has excess capacity because of lower utilization by our business customers.

     Sales of our Dialplex service also provide us with another revenue opportunity. Users of this service connect their customers to the Internet using FASTNET's network infrastructure. Examples of users of this service are WebTV Network Inc., governmental agencies, both state and local, and other ISPs.

OUR SOLUTION

     We believe that we offer our customers a comprehensive solution to their Internet access and enhanced products and services needs. Key aspects of our solution include:

     TECHNOLOGY PLATFORM. Our network architecture is designed to provide our customers with reliable redundant connections to the Internet. We monitor our network from our network operations center around the clock which allows our staff to be immediately alerted and responsive to problems if they arise. Control of our network infrastructure from a central location also allows us to improve the quality of service by minimizing network downtime. We have structured our network so that we can deliver competitively priced Internet access to our customers located in the secondary markets.

     INTERNET ACCESS. We believe that we must be "access independent" in connecting customers to FASTNET's network. Accordingly, we offer our customers a wide range of conventional last mile solutions including telecommunications circuits and fixed broadband wireless services at varying speeds to permit them to tailor a cost effective solution to their Internet access needs.

     COMPREHENSIVE SUITE OF SERVICES. We seek to provide small and medium sized enterprises with a complete solution for their Internet service needs. Our comprehensive suite of services enables our customers to easily and more cost-effectively address their Internet needs without developing solutions internally or assembling services from multiple vendors, including resellers, other ISPs and information technology service providers. We offer our services in customized bundles through a single network connection and provide our customers with technical support and management expertise.

     HIGH QUALITY CUSTOMER SUPPORT AND SERVICE. We focus on providing our customers with high quality support and service in order to maintain customer loyalty and maximize retention. Our market-focused sales approach coupled with our tailored solutions to the technical aspects of Internet access enables us to provide the personalized service and attention that small and medium sized enterprises often require. In addition, we believe that customer satisfaction is critical to our success in selling our enhanced products and services. We provide around-the-clock customer support, real-time monitoring, trouble ticket escalation and high quality customer service.

     PLUG AND PLAY EASE OF INSTALLATION. In order to simplify what is sometimes a technically challenging installation, we have designed and continue to enhance our products and services to provide our customers with plug and play installation. We ship pre-configured equipment to our customers that, in most cases, is ready for installation. During the sales process we use a Customer Configuration Questionnaire (CCQ) to thoroughly profile the needs of the prospective customer, thereby enabling us to configure a solution for the customer before we begin the installation or conversion. In the event that a customer requires assistance, the customer can contact our provisioning engineers, where the customer is guided through the installation process.

     COST SAVINGS TO OUR CUSTOMERS. We believe our Internet solutions are more cost-effective for our customers than developing their own in-house Internet solutions. In order to match the level of performance and reliability that we provide to our customers, many customers would need to make significant expenditures for equipment, personnel and dedicated bandwidth.

OUR BUSINESS STRATEGY

     Our strategy is to be an Internet solutions provider that customers rely on for their data and Internet needs. We concentrate our consultative field selling approach in markets in Pennsylvania, New Jersey and New York where we believe we can capitalize on our competitive advantages and our strong brand. As we prove our business strategy in these markets, we will look to expand into other nearby markets, through carefully chosen acquisitions.

o UTILIZE TECHNICAL EXPERTISE. Deciding on the proper method to access the Internet still remains a technical exercise that often exceeds the in-house expertise of small and medium sized enterprises. We believe that our in-house technical expertise and ability to guide customers through what can be a complex process are valued by prospective customers and differentiates us from our competition. We are initially concentrating on markets that are within driving distance from our headquarters so that we can leverage the support of our Bethlehem technical team. In addition, we expect that as our relationship with our access customers strengthens over time, we will be able to further leverage the customer's reliance and trust in our technical team to help them install and support a full array of our value added solutions.

o EXPANDING EXISTING CUSTOMER RELATIONSHIPS TO MARKET ENHANCED PRODUCTS AND SERVICES. We offer a portfolio of enhanced products and services to meet the expanding needs and complexity of our customers' Internet operations. As our customers begin to rely more heavily on the Internet to conduct their business and back office operations, we believe they will require higher levels of security, assistance in back-up and recovery, and a program to aid with disaster recovery. These are all potential higher margin revenue opportunities for FASTNET because our goal is to build a strong consultative long-term relationship with our customers.

o RELIABLE AND REDUNDANT NETWORK. We have designed our network architecture to provide our customers the reliability they require to conduct their business. We provide this reliability using redundant connections to Internet backbone providers. Our market-based facilities are monitored 24 by 7 from our central network operations center in Bethlehem, Pennsylvania. In addition, we offer a strong Service Level Agreement (SLA) because we use tier one Internet backbone providers and leading network equipment providers. We are designated a Cisco Powered Network.

o CONSULTATIVE CUSTOMER RELATIONS. Small and medium sized enterprises usually do not have the resources either in capital or personnel necessary to cost effectively evaluate, design and implement solutions to fully utilize the power of the Internet for their business. We have trained our sales professionals to use a consultative selling approach. We do not offer just one solution that must work for every customer, but rather our sales professionals and sales engineers interact with prospective customers until we uncover those factors that are necessary for us to tailor a cost-effective solution. A solution that we believe fits the customer's current needs and provides a platform from which they can scale their Internet access in bandwidth and add enhanced products and services as their business grows.

SALES AND MARKETING

     We currently focus our field sales and marketing efforts in eight markets located in Pennsylvania and New Jersey. We are using a consultative, customer centric selling approach. Our sales representatives provide a local presence in each market that can easily and quickly be supported, in person, from our centrally based sales and technical support team. Our focus is on developing and building long-term relationships with our customers that usually begins with selling them Internet access and expands by selling them enhanced products and services as their use of the Internet grows. We target our marketing and advertising campaigns to a discrete list of businesses that we consider to be our target customers in each of our markets. Our marketing campaigns are comprised of direct mail, targeted print media, and in-market community based activities. We also leverage both resellers and referral partners as additional sales channels.

PRODUCTS AND SERVICES

     We offer comprehensive Internet solutions to our customers, which include dedicated and dial-up Internet access and enhanced Internet products and services. Our dedicated Internet access offering is available at speeds that range from 56 kilobits per second (Kbps) to 155 megabits per second (Mbps). Dedicated Internet access can be delivered through standard telephony circuits, such as T-1 through OC-3 digital circuits, digital subscriber line technology, also known as DSL, or fixed broadband wireless connections with scalable service from 256 Kbps to 155 Mbps. We offer our customers DSL service through an agreement with Covad Communications Company, which enables us to sell Covad's DSL service. Our dedicated Internet access provides our customers with always-on connectivity to the Internet as well as access to our enhanced Internet products and services.

     In addition to Internet access, we offer a suite of enhanced Internet products and services to our customers. As the needs of our customers evolve, we will add to and modify existing product and service offerings to meet their needs. Our current enhanced services include:

     o COLOCATION SERVICES. We have recently codified our Managed and Un-managed Colocation offerings to our customers concurrent with the opening of our new 7,500 square foot Class "A" Internet Data Center in Bethlehem, Pennsylvania. Our new data center allows us to offer single-server colocation to customers just starting out in the e-commerce arena, half cabinets, full cabinets and custom-designed private caged colocation suites, to enable a full array of hosting environments for any sized business. Adjunct offerings of managed services include, backup and recovery, systems monitoring, hardware and software provisioning, event tracking, notification and resolution, and a full suite of design, consultation and development services. The high reliability of our environmental, power and Internet connectivity systems in-place at this data center offer our customers a perfect environment to off load the risk, and much of the expense, that our customers would incur by locating their servers elsewhere. We also offer in market colocation services for customers who wish to have local access to their equipment

     o TOTAL MANAGED SECURITY SERVICES. We address our customers' concerns about the security of data transmitted over the Internet by offering various levels of protection through our Total Managed Security services. These services provide security to a company's network, including local area networks and wide area networks, from unauthorized access by external sources. In addition, as part of our services, our network operations center personnel provide 24 hours-a-day, seven days-a-week monitoring and threat response. We incorporate third-party products into our security solution and we continually evaluate third-party products to meet the future needs of our customers. These products include web content filtering, mail filtering and detailed log file generation. In December 2000, we renewed our Managed Security Services Agreement with WatchGuard Technologies Inc. to provide security services and products for an additional one-year term.

     o WEB HOSTING SERVICES. We provide a wide range of content hosting services, including shared and dedicated hosting on our servers for customers web sites as well as colocation hosting of customer supplied servers in our facilities. Entry-level shared server web hosting provides our customers with a managed and pre-configured system at a reasonable cost. The customer simply adds its content through an interface such as FTP (file transfer protocol) or, in a growing number of cases, through Microsoft's FrontPage extensions.

     o WEB SERVICES. The growth of the Internet has made a strong web presence increasingly important for small and medium sized enterprises. We provide our customers with web site design and development services. We provide our customers with database management and customize solutions for our customers that help them utilize the Internet as a vehicle to conduct business. Our web services include e-commerce services and other sophisticated development projects related to the operation of an e-commerce enabled web site. Our web services work in conjunction with our web hosting services to provide our customers with a comprehensive web presence.

     o VIRTUAL PRIVATE NETWORK SERVICES. When an enterprise customer wants to enable remote or off-site access to its computer network, the customer commonly uses a form of a virtual private network connection. A virtual private network provides a convenient and secure computer connection from a remote location back to the company's main computer network. We provide customers with our VPN product, which enables them to control many aspects of their configuration, such as user profile changes and security functions, through a private web-based interface.

     o DIALPLEX/WHOLESALE ISP SERVICES. This service allows users to connect their customers to the backbone of the world-wide Internet by seamlessly first accessing FASTNET's infrastructure as a gateway to the Internet. It provides users with a cost effective means of growing their customer base while limiting the capital investment required to service existing and new customers. It also allows them to provide their customers with the reliability and redundancy of service enjoyed by FASTNET's direct and SOHO access customers.

     We have agreements with our customers for our services that are typically for a one-year term that after expiration will automatically convert to a monthly term until the agreement is either terminated upon 30 days notice or renewed for a new one-year term. We bill our customers on a monthly basis and in some circumstances we offer discounts for prepayment. We offer each of our services individually or as part of a bundled solution. Our customers receive additional discounts from us if they purchase more than one service.

NETWORK ARCHITECTURE AND INFRASTRUCTURE

     Our network architecture is designed to provide our customers with reliable, high speed Internet access as well as our comprehensive suite of enhanced products and services. Key components of our network are:

     MARKET INFRASTRUCTURE. We provide our dedicated access customers with constant Internet access through a data circuit that is connected continuously to the Internet. Dedicated access customers in each market connect to one of our facilities using high-speed data circuits provided by an incumbent local exchange carrier or competitive local exchange carrier. An incumbent local exchange carrier is generally the original telephone company, which services the customer's area. A competitive local exchange carrier is generally a company that is trying to compete with an incumbent local exchange carrier. Our dial-up customers connect to our network using either 56K modem or digital ISDN circuits. We subscribe on a monthly basis for services provided by a number of local exchange carriers, including AT&T Corporation, through its subsidiary Teleport Communications Group, and Verizon. We also have agreements with local exchange carriers, including Adelphia Communications, including the following:

     o Ameritech. We entered into a 60-month agreement with Ameritech on August 28, 2000 to provide telecommunication circuits. Under the terms of the contract, FASTNET has an annual service obligation of $262,000.

     o NEXTLINK PENNSYLVANIA, INC. We entered into agreements with NEXTLINK in June, October and December 1999, each for a term of three years. NEXTLINK provides us with point-to-point DSC service. Under the terms of these agreements, we have agreed to purchase a minimum annual amount of services from NEXTLINK, resulting in minimum payment to NEXTLINK of approximately $327,000 per year.

     We have agreements with a number of national Internet backbone providers, including the following companies:

     o MCI WORLDCOM INC. We entered into an agreement with MCI on March 8, 2001 for the use of various connectivity technologies from MCI. These include fixed pricing for transit and transport services utilizing point to point circuits, frame relay, ATM and SMDS. The agreement has a four year term and includes an annual volume commitment (AVC). The first year AVC is $2.4 million and increases to $3.0 million for the second third and fourth years. The agreement contains a business down turn provision that allows for a maximum reduction of 30% provided the reduction in usage is related to a down turn in business rather than a shift in providers.

     o SPRINT COMMUNICATIONS COMPANY, L.P. We entered into an agreement with Sprint on June 8, 1999 for a term of three years. Sprint provides us with dedicated Internet access service. Under the terms of this agreement, we have agreed to purchase a minimum annual amount of services from Sprint, resulting in minimum payments to Sprint of approximately $1.4 million per year.

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

     NETWORK OPERATIONS CENTER. Each of our market-based facilities is connected to our network operations center. The network operations center monitors the operation of each device connected to our network and provides rapid notification of any faults or failures. This monitoring process is designed to ensure that we are in position to react quickly to restore operations in the event of technical problems. In addition, the connection between the network operations center and the market-based facilities provides an additional level of redundancy for customer traffic if needed.

     DATA CENTER. In December 2000, FASTNET opened a 7,500 square foot Class-A data center in Bethlehem, PA. The Data center can support 300 full cabinets and is directly integrated into FASTNET's network, thereby providing managed and unmanaged colocation customers optimal bandwidth availability for maximum performance and scalability. The center offers multiple levels of security, has a fully-redundant environmental system, FM-200 fire suppression systems, backed up by a dry-pipe sprinkler system, and a back-up continuous duty diesel generator.

     EQUIPMENT. We purchase our equipment from a number of vendors to take advantage of beneficial pricing and improvements in technology and performance. We currently use routers from Cisco Systems, Inc., such as the 7500 series, that are equipped with redundant components including route switching processors and power supplies for added reliability. We sell both Cisco Systems, Inc. and Nortel Networks Corporation routers to our customers for use as customer premise equipment. We entered into Master Lease Agreements with Cisco Systems on February 17, 2000 and April 20, 2000. Under the terms of these agreements, we have agreed to lease equipment from Cisco Systems, resulting in minimum payments to Cisco Systems of approximately $2,853,305 per year. Our dial-up Internet access, as well as our virtual private network services for 56K analog and 128K ISDN, use Lucent Technologies (Ascend) TNT remote access servers. On September 18, 1998 and June 29, 1999 we entered into Master Lease Agreements for equipment leasing with Lucent Technologies (Ascend), each having three year terms. Under the terms of one of these agreements, we have agreed to lease equipment from Lucent, resulting in minimum payments to Lucent of approximately $2,841,710 per year. Under the terms of the second agreement, we have a credit line to finance the leasing of additional equipment. We have the option to purchase the equipment subject to these leases at the end of the lease term and, in some cases, renew the term of the lease for an additional rental period. Our networks also utilize and rely on switches, hubs and other connection devices, which we purchase from a number of different manufacturers. Our enhanced products and services are supported by Sun Microsystems, Inc., UNIX-based and Microsoft Windows NT-based servers located at our market based facilities.

CUSTOMERS

     Our customer base consists primarily of small and medium sized enterprises and SOHO customers located in secondary markets. As of December 31, 2000, we provided Internet access and enhanced services to approximately 860 enterprise customers, and approximately 19,400 SOHO customers. We also provided web hosting services to approximately 7,800 customers throughout the world. While we have not concentrated our sales and marketing efforts on Fortune 500 companies, we provide our Internet solutions to a number of large enterprises. Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999 and 11% of total revenues for the year ended December 31, 1998 and Microsoft's WebTV Networks, Inc. accounted for 9%, 21% and 20% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively. We expect that a significant portion of our revenues will continue to be derived from a limited number of customers, which may vary from year to year.

CUSTOMER AND TECHNICAL SUPPORT

     We believe superior customer and technical support is critical to our ability to retain existing customers and attract new customers. Our customers depend on the speed and reliability of our network and our ability to keep them connected to the Internet at all times. The knowledge and service orientation of our local customers and technical support personnel are key elements in our ability to assist our customers in quickly resolving their problems.

     To address individual customer problems, we provide customer technical support 24 hours a day, seven days a week. Our customers also have the ability to reach our customer support representatives by e-mail or schedule a telephone appointment at a time that is convenient to them. In addition, our customer care representatives are available to respond to individual customer needs and provide direct customer support.

COMPETITION

     The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry goes through consolidation and attrition. We believe that the primary competitive factors in the Internet services market include:

     o    pricing;

     o    quality and breadth of products and services;

     o    ease of use;

     o    personal customer support and service;

     o    brand awareness; and

     o    financial stability.

     We believe that we have competed favorably based on these factors, particularly due to our:

     o    market focused operating strategy;

     o    superior customer support and service; and

     o    high reliability.

     Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

     o    national ISPs, such as PSINet, Inc. and Concentric Network
          Corporation;

     o providers of web hosting, colocation and other Internet-based business services, such as Verio, Inc.;

     o numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

     o    established on-line service providers, such as America Online, Inc.;

     o computer hardware and other technology companies that provide Internet connectivity with their own or other products, including the International Business Machines Corporation and Microsoft Corporation;

     o national long distance carriers such as AT&T Corporation, MCI WorldCom, Inc., Qwest Communications International Inc. and Sprint Communications Company, L.P.;

     o    regional Bell operating companies and local telephone companies;

     o providers of free Internet service, including NetZero, Inc. and MicroWorkz Computer Corporation;

     o cable operators or their affiliates, including At Home Corporation and Time Warner Entertainment Company, L.P.;

     o    terrestrial wireless and satellite Internet service providers; and

     o    nonprofit or educational ISPs.

     Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. Cable companies, however, are faced with large-scale upgrades of their existing plant, equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. We believe that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper wire telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national service providers to provide broadband Internet access. These developments could substantially increase competition in the ISP market.

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

     The Federal Communications Commission is also continuing the pursuit of measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers by requiring incumbent telephone companies to provide access to their rights-of-way and wiring located within multiple tenant environments
(MTEs). Last year the Federal Communications Commission issued an order prohibiting telecommunications carriers from entering into contracts to service commercial MTEs that restrict a property owner's ability to permit entry by other service providers. The Federal Communications Commission is also considering requiring owners of residential MTEs to provide competing service providers nondiscriminatory access to their buildings. Such regulatory measures could enhance the competitive viability of Internet service providers that are affiliated with the providers of these high-speed facilities.

     Finally, the issue of Internet service provider access to the infrastructure deployed by cable television operators remains under consideration. Several municipal franchising authorities have required franchised cable companies to provide competing Internet service providers open access to their cable infrastructure. Cable companies have appealed these decisions and the courts have taken different regulatory approaches in deciding whether to require open access. Although in recent months certain cable operators have agreed to voluntarily provide access to competing service providers, the Federal Communications Commission has initiated an inquiry into whether open access should be mandated by regulatory fiat or whether the Commission should continue to refrain from becoming involved in this issue. The outcome of these efforts to compel open access and leased access will affect our business, by either increasing or foreclosing Internet service provider access rights to the cable television infrastructure.

     The law relating to the liability of Internet service providers and online service providers due to information disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, defamatory or otherwise illegal material, as well as materials that infringe on intellectual property rights, that may subject us to liability. Two federal laws mitigate these risks. In 1996, Congress immunized Internet service providers and online service providers from liability for defamation and similar claims arising from materials the Internet service providers and online service providers did not create, but merely distributed without knowing or having had reason to know of their defamatory nature. Likewise, in 1998, Congress created a safe harbor from copyright infringement liability for Internet service providers and online service providers arising from materials placed on the Internet service provider's or online service provider's network by third parties, so long as basic requirements are satisfied.

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

     In connection with the delivery of some of our services, we bundle third party software in our products for customers using personal computers operating on the Microsoft Windows or Macintosh platforms. While some of the applications included in our start-up kit for access services subscribers are shareware that we have obtained permission to distribute or that are otherwise in the public domain and freely distributable, other applications included in the start-up kit have been licensed where necessary. We currently intend to maintain or negotiate renewals of all existing software licenses and authorization as necessary, although we cannot be certain that such renewals will be available to us on acceptable terms, if at all. We may also enter into additional licensing agreements in the future for other applications.

EMPLOYEES

     As of December 31, 2000, and as a result of our restructuring plan, we had a total of 123 employees, including 121 full-time employees and 2 part-time employees. Of these employees, 32 were in engineering, 71 were in general and administrative positions, including executives, customer care, accounting and 20 were in sales and marketing.

     We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

WE ONLY BEGAN TO IMPLEMENT OUR REVISED STRATEGIC BUSINESS PLAN IN OCTOBER 2000. AS A RESULT, YOU MAY NOT BE ABLE TO EVALUATE OUR BUSINESS PROSPECTS BASED ON OUR HISTORICAL RESULTS.

     In October 2000, we announced our revised business plan and strategy in response to changes in market conditions, the low probability of obtaining additional financing for the existing business plan, and competitive factors. Consequently, the evaluation of our future business prospects is difficult because our historical results for the time that we were implementing our revised strategy is limited. Our success will depend upon:

     o our ability to attract and sell additional products and services to our target customers;

     o    our ability to enter into selected product or service partnerships;
          and

     o our ability to open new markets through acquisition of a financially sound ISPs within these new markets

     Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, changes in capital markets, competitive factors or other events beyond our control.

ON OCTOBER 10, 2000, WE INITIATED OUR REVISED STRATEGIC PLAN. IF WE ARE UNABLE TO ACHIEVE THE EXPECTED COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER THIS PLAN, WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN AND OUR BUSINESS COULD BE HARMED.

     If we do not achieve the expected cost savings and reduction in cash consumption under this plan, then we will need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute outstanding and current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

IF WE ARE UNABLE TO INTEGRATE CYBERTECH WIRELESS INC. WITH FASTNET, WE MAY NOT REALIZE OUR PLANNED COST SAVINGS.

     We must be able to integrate the networks of FASTNET and Cybertech to gain the efficiencies we hope to achieve. We also must be able to retain and manage key personnel, integrate the back-office operations of Cybertech into the back-office operations of FASTNET, and expand Cybertech's product portfolio to include wireline connectivity services and enhanced products and services or we may not be able to achieve the operating efficiencies we anticipate.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, OUR LARGEST CUSTOMER ACCOUNTED FOR 20% AND 21% OF OUR TOTAL REVENUES. THE LOSS OF THIS CUSTOMER COULD HARM OUR RESULTS OF OPERATIONS.

     Although our primary business strategy is to focus on selling Internet access solutions and enhanced products and services to small and medium sized businesses through a consultative approach, we currently derive, and may derive in the future a significant portion of our revenue from a limited number of customers that are not the focus of our business plan. For example, Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999, and 11% of total revenues for the fiscal year ended December 31, 1998 and Microsoft's WebTV Networks, Inc. accounted for 20% of revenues for the fiscal year ended December 31, 2000, and 21% of total revenues for the fiscal year ended December 31, 1999 and 9% of total revenues for the fiscal year ended December 31, 1998. If we are unable to implement our revised business strategy of capturing market share among small and medium sized business customers by differentiating FASTNET from competitors through a consultative problem solving sales approach, then, we will continue to be substantially dependent upon revenues from our larger customers. We expect revenues from these customers to vary from year to year. Our agreement with Microsoft's WebTV Networks may be terminated upon 120 days notice and was renewed in September 2000, with a reduced rate per subscriber as part of the new agreement. The loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

     We have incurred net losses since our inception. For the years ended December 31, 1998, 1999, and 2000 we had losses of $1.3 million, $5.6 million and $31.1 million, respectively.

     In order to achieve profitability, we must develop and market products and services that gain broad commercial acceptance by our target customers in our target markets. We cannot give any assurances that our products and services will ever achieve broad commercial acceptance among our customers. Although our revenues have increased each year since we began operations, we cannot give any assurances that this growth in annual revenues will continue or lead to our profitability in the future. Moreover, our revised business plan may not enable us to reduce expenses or increase revenues sufficiently to permit us to turn profitable. Therefore, we cannot predict with certainty whether we will be able to obtain or sustain positive operating cash flow or that our revised business plan will allow us to generate positive cash flow into the future.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

     We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the year ended December 31, 2000, we had a net loss of $31.1 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

     Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

     o the timing of costs including those relating to construction of infrastructure to enter a new market;

     o    the timing of the introduction of new products and services;

     o changes in pricing policies and product offerings by us or our competitors;

     o fluctuations in demand for Internet access and enhanced products and services; and

     o potential customers perception of the financial soundness of the Company.

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

     Our Common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00. We were notified on December 26, 2000 by Nasdaq that we had not met the continued listing standards of Nasdaq with respect to minimum public float and minimum bid price and that we had 90 days to cure our noncompliance with these listing standards. On January 31, 2001 Nasdaq notified us that we were again in compliance with the continued listing requirements of the Nasdaq. We cannot provide assurances that we will be able to continue to meet these continued listing requirements. If we are again unable to maintain these standards, our Common stock could be delisted from the Nasdaq National Market, where our Common stock currently trades. Trading in our stock would then be conducted on the Nasdaq SmallCap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the SmallCap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock.

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

WE FACE SIGNIFICANT AND INCREASING COMPETITION IN OUR INDUSTRY, WHICH COULD CAUSE US TO LOWER PRICES RESULTING IN REDUCED REVENUES.

     The growth of the Internet access and related services market and the absence of substantial barriers to entry have attracted many start-ups as well as existing businesses from the telecommunications, cable, and technology industries. As a result, the market for Internet access and related services is very competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. Current and prospective competitors include:

     o national Internet service providers and regional and local Internet service providers, including providers of free dial-up Internet access;

     o national and regional long distance and local telecommunications carriers;

     o    cable operators and their affiliates;

     o providers of Web hosting, colocation and other Internet-based business services;

     o computer hardware and other technology companies that bundle Internet connections with their products; and

     o    terrestrial wireless and satellite Internet service providers.

     We believe that the number of competitors we face is significant and is constantly changing. As a result, it is extremely difficult for us to accurately identify and quantify our competitors. In addition, because of the constantly evolving competitive environment, it is extremely difficult for us to determine our relative competitive position at any given time.

     As a result of vertical and horizontal integration in the industry, we currently face and expect to continue to face significant pricing pressure and other competition in the future. Advances in technology and changes in the marketplace and the regulatory environment will continue, and we cannot predict the effect that ongoing or future developments may have on us or the pricing of our products and services.

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

OUR GROWTH DEPENDS ON THE CONTINUED ACCEPTANCE BY SMALL AND MEDIUM SIZED ENTERPRISES OF THE INTERNET FOR COMMERCE AND COMMUNICATION.

     If the use of the Internet by small and medium sized enterprises for commerce and communication does not continue to grow, our business and results of operations will be harmed. Our products and services are designed primarily for the rapidly growing number of business users of the Internet. Commercial use of the Internet by small and medium sized enterprises is still in its early stages. Despite growing interest in the commercial uses of the Internet, many businesses have not purchased Internet access and related services for several reasons, including:

     o    lack of inexpensive, high-speed connection options;

     o    a limited number of reliable local access points for business users;

     o    lack of affordable electronic commerce solutions;

     o    limited internal resources and technical expertise;

     o    inconsistent quality of service; and

     o difficulty in integrating hardware and software related to Internet based business applications.

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

WE COULD EXPERIENCE SYSTEM FAILURES AND CAPACITY CONSTRAINTS, WHICH COULD RESULT IN THE LOSS OF OUR CUSTOMERS OR LIABILITY TO OUR CUSTOMERS.

     The continued operation of our network infrastructure depends upon our ability to protect against:

     o    downtime due to malfunction or failure of hardware or software;

     o    overload conditions;

     o    power loss or telecommunications failures;

     o    human error;

     o    natural disasters; and

     o    sabotage or other intentional acts of vandalism.

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

ITEM 2. PROPERTIES.

     Our corporate offices are located in Bethlehem, Pennsylvania where we lease approximately 72,881 square feet of space for our Network Operations Center. Our lease agreements for this space, which commenced on June 1, 1999 and September 1, 1999, respectively, have six-year terms. We also entered into a lease on January 6, 2000 for 34,580 square feet of space for our principal executive offices with a lease term of six years. We also lease space for our market based infrastructure, ranging from 600 to 4,000 square feet, in Pennsylvania, New Jersey, New York, Maryland, Michigan, Washington D.C., and Connecticut. We believe that we will continue to be able to obtain suitable space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     We are not involved currently in any legal proceedings that either individually or taken as a whole, will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a shareholder vote.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS.

     Our Common stock has traded on the Nasdaq National Market (Nasdaq Symbol:
FSST) since the completion of our initial public offering ("IPO") on February 7, 2000. Prior to that date, there was no public market for our Common stock. The following table sets forth the high and low prices for our Common stock for the periods indicated as reported by the Nasdaq National Market:

                                                   Common Stock Price
                                                          2000
                                                   High          Low
                                                ----------    ----------
First Quarter (from February 8, 2000) ....      $   22.03     $   11.75
Second Quarter ...........................          12.13          3.56
Third Quarter ............................           4.02          1.63
Fourth Quarter ...........................           2.50          0.28

     On March 29, 2001, the closing price of our Common stock as reported on the Nasdaq National Market was $0.97 per share. As of January 31, 2001, there were approximately 5,052 shareholders of our Common stock.

     We have never declared or paid any cash dividends on our Common stock and do not expect to pay dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth and working capital needs.

     Our initial public offering, or IPO, was effected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our Common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, Wit SoundView Technology Group, Inc., FAC/Equities, a division of First Albany Corporation and DLJdirect, Inc., exercised the over-allotment option selling an additional 600,000 shares of our Common stock. Total aggregate proceeds were $55.2 million. Proceeds net of offering costs were $49.6 million.

     From the effective date of the Registration Statement through December 31, 2000, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

         Repayment of debt ..............................   $  3,174,015
         Payment of other obligations ...................        794,000
         Capital Expenditures ...........................      9,327,182
         Working Capital Requirements ...................     14,939,934
                                                            -------------
         Total ..........................................   $ 28,235,131
                                                            =============

     Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with our investment policy.

     In the preceding three years, we have issued the following securities that were not registered under the Securities Act:

     In December 2000, we sold 1,000,000 shares of restricted Common stock to the Chief Executive Officer of the Company in a private placement for $437,500. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

     On March 14, 2001, we issued 2,000,000 shares of our Common stock to Cybertech Wireless, Inc., in connection with the purchase of all the assets and substantially all the liabilities of Cybertech. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes selected financial data for the five years in the period ended December 31, 2000. Our historical data for the Company is derived from, and is qualified by reference to, our Financial Statements which are included elsewhere in this Annual Report on Form 10-K. These Financial Statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                           YEAR ENDED DECEMBER 31,
                                                    1996            1997            1998            1999            2000
                                                -------------   -------------   -------------   -------------   -------------
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:

Revenues ....................................      1,942,607       3,670,614       5,527,979       8,392,362      12,660,248
Operating expenses:
   Cost of services .........................      1,162,011       2,333,919       3,241,741       5,671,948      13,325,733
   Selling, general and administrative ......        793,336       1,445,224       3,067,740       6,362,729      17,946,471
   Depreciation and amortization ............         78,804         177,375         346,568       1,600,058       5,038,811
    Restructuring charge ....................           --              --              --              --         5,159,503 (1)
    Asset impairment ........................           --              --              --              --         3,233,753 (2)
                                                -------------   -------------   -------------   -------------   -------------
     Total operating expenses ...............      2,034,151       3,956,518       6,656,049      13,634,735      44,704,271

Operating loss ..............................        (91,544)       (285,904)     (1,128,070)     (5,242,373)    (32,044,023)
Other income (expense), net .................        (23,680)        (36,162)       (146,220)       (358,698)        903,103
                                                -------------   -------------   -------------   -------------   -------------
Net loss ....................................   $   (115,224)   $   (322,066)   $ (1,274,290)   $ (5,601,071)    (31,140,920)
                                                =============   =============   =============   =============   =============
Basic and diluted net loss per
   Common share .............................   $      (0.01)   $      (0.03)   $      (0.14)   $      (0.77)   $      (2.20)
                                                =============   =============   =============   =============   =============
Weighted average number of common
   shares outstanding .......................     11,575,000      11,575,000       8,880,833       7,229,284      14,177,302
                                                =============   =============   =============   =============   =============

                                                                                December 31,
                                                    1996            1997            1998            1999            2000
                                                -------------   -------------   -------------   -------------   -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................   $     28,591    $     88,981    $    256,782    $    953,840    $  5,051,901
Marketable securities .......................           --              --              --              --        18,455,543
Property and equipment, net .................        459,565       1,047,402       1,741,635       7,363,848      19,631,011
Total assets ................................        822,953       1,683,345       3,226,841      15,839,576      48,977,374
Working capital (deficit) ...................       (552,418)     (1,447,138)     (4,356,637)     (3,238,257)      8,360,113
Debt and capital lease obligations ..........        412,839         655,626       3,277,706       7,305,778      11,834,746
Shareholders' equity (deficit) ..............       (210,203)       (532,256)     (2,564,068)      1,363,811      23,524,577

- ----------

(1) In October 2000, the Company recorded a non-recurring charge related to exit and closing costs for certain markets.

(2) In connection with the restructuring, the Company recorded an asset impairment charge to reduce the carrying value of certain assets to fair market value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     We are an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in selected high growth second tier markets in the Northeastern United States. Our services included high-speed data and Internet services, data center services, including web hosting and managed and unmanaged colocation services, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with world-class customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

     On February 7, 2000, we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. On March 7, 2000, we sold 600,000 shares of Common stock at a price of $12.00 per share pursuant to the exercise of the underwriter's over-allotment option. We received aggregate net cash proceeds of approximately $49.6 million from the initial public offering and exercise of the over-allotment option.

     On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and SOHO access located in New York State. Cybertech has deployed wireless networks in Rochester, Syracuse, Albany and Buffalo. Once the integration is complete, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

     As of December 31, 2000, we provided Internet access and enhanced services to 860 enterprise customers, 19,400 SOHO customers, and 7,800 customers using our web hosting, and colocation services.

OUR HISTORY OF OPERATING LOSSES

     We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2001 as we seek to execute our revised business plan. Our net losses were $1,274,290, $5,601,071 and $31,140,920 for the years ended December 31, 1998, 1999 and 2000, respectively.

MODIFICATION OF OUR STRATEGIC PLAN

     On October 10, 2000, we modified our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Our selling and marketing strategy is focused on markets located in Pennsylvania, New Jersey and New York.

     The Company has also changed its sales model to a consultative, face-to-face approach rather than the centralized telemarketing approach. We believe our increased focus on a smaller number of markets, in conjunction with the consultative sales approach will enable us to engage more customers in our target markets and retain customers for longer periods of time. We are also building a customer-centric culture highlighted by superior customer care and technical support departments. We expect this increased focus on customer care will help us build and maintain long-term relationships with our customers. We have modified our value proposition from being a low-cost provider to focusing on building a reputation of being an authority on Internet-enabled solutions with exceptional customer care.

     Our modified plan includes redesigning our network architecture and an overall reduction in telecommunication expenses. We will eliminate the outbound bandwidth in the 12 markets where field sales efforts were suspended. The market-based infrastructure in the eight operational markets is being reconfigured to reduce costs while still achieving reliability and redundancy of the network by maintaining multiple connections to the worldwide Internet backbone providers. We believe these changes will have a favorable impact on our gross margins that will be evident in 2001.

     As part of the restructuring plan, on October 10, 2000, we terminated 44 employees throughout all departments of the Company. This payroll and related expense reduction will result in reduced selling, general, and administrative expense, thereby, reducing our cash burn-rate.

     In addition to these cost containment actions, we have reduced the planned capital expenditures for 2001. As a result of our modified strategic plan, we believe that the cash and investments we have available will be sufficient to fund operations through 2001 without requiring us to raise any additional cash.

     Simultaneous with the modification of our strategic plan, we recorded a restructuring charge of $5.2 million primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations (see Note 6 in Notes to Consolidated Financial Statements).

     The activity in the restructuring charge accrual during 2000 is summarized in the table below:

                                                                                        ACCRUED
                                                                         CASH        RESTRUCTURING
                                                       RESTRUCTURING   PAYMENTS         AS OF
                                                          CHARGE      DURING 2000  DECEMBER 31, 2000
                                                       ------------   ------------   ------------
     Telecommunications exit and termination fees ..   $ 2,821,352    $  (268,880)   $ 2,552,472
     Leasehold termination costs ...................       869,585       (160,767)       708,818
     Termination payments to employees .............       345,144       (345,144)            --
     Sales and marketing contract terminations .....       827,427       (304,907)       522,520
     Facility exit costs ...........................       295,995        (34,162)       261,833
                                                       ------------   ------------   ------------
                                                       $ 5,159,503    $(1,113,860)   $ 4,045,643
                                                       ============   ============   ============

     During the fourth quarter of 2000, based upon a review of the Company's long-lived assets, the Company recorded a non-cash charge of $3.2 million primarily related to the write-down of a portion of the asset values of the components of several of the Company's customer network facilities. The Company idled operations in these facilities upon adoption of the Company's revised business plan. An impairment was recognized as the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of their fair value.

RESULTS OF OPERATIONS

REVENUES

     We provide services to our customers, which we classify in three general types: Internet access and enhanced services, SOHO Internet access, and Dialplex virtual private network (VPN) services. We target our Internet access and enhanced services to businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, enterprise class Digital Subscriber Line (DSL) services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. We also classify our dedicated and shared web hosting and colocation services as part of our enhanced services. Our business plan focuses on the core service offering of Internet access coupled with add on sales of enhanced products and services as our customers' Internet needs expand. Access and enhanced revenues are recognized as services are provided. We expect our access and enhanced revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

     The market for data and related services is becoming increasingly competitive. We seek to continue to expand our customer base by both increasing market penetration in our existing markets and by increasing average revenue per customer by selling additional enhanced products and services. We have had a historically low churn rate with our dedicated Internet customers. We believe as the industry consolidates that we will have opportunities to migrate customers from our competitors as their customers become dissatisfied with the level of service provided by the consolidated organizations. In addition, the recent economic challenges have caused other providers to either cease operations or terminate certain product offerings. We seek to grow our revenues by capturing market share from other providers.

     Our SOHO revenues consist of dial-up Internet access to both residential and small office business customers, SOHO DSL Internet access, and Integrated Services Digital Network (ISDN) Internet access. Customers using our SOHO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our business plan, we expect SOHO revenues to decrease as a percentage of total revenues. We have reduced selling and marketing efforts targeted to this customer base in response to increased competition from both free Internet service providers and other providers.

     We also offer our customers virtual private network (VPN) solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided.

COST OF REVENUES

     Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network. Cost of revenues also includes engineering payroll, creative and programming staff payrolls for web design and development and, the cost of third party hardware and software that we sell to our customers, facility rental expense for in market network infrastructure, and rental expense on network equipment financed under operating leases.

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1998       1999      2000
                                               -------    -------    -------
Revenues ...................................    100.0%     100.0%    100.0 %

Operating expenses:
     Cost of services ......................     58.6       67.6      105.2
     Selling, general and administrative ...     55.5       75.8      141.8
     Depreciation and amortization .........      6.3       19.1       39.8
     Restructuring charge ..................       --         --       40.8
     Asset impairment ......................       --         --       25.5
                                               -------    -------    -------
                                                120.4      162.5      353.1
                                               -------    -------    -------

         Operating loss ....................    (20.4)     (62.5)    (253.1)
Other expense income (expense), net ........     (2.7)      (4.3)       7.1
                                               -------    -------    -------
Net loss ...................................    (23.1)%    (66.8)%   (246.0)%
                                               =======    =======    =======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenues increased by $4.3 million or 51% to $12.7 million for the year ended December 31, 2000, compared to $8.4 million for the year ended December 31, 1999. This increase in revenues is primarily a result of an increase in business customers using our dedicated Internet access and web hosting services. Our dedicated Internet access customer base grew by 181% from 300 as of December 31, 1999 to 860 as of December 31, 2000. Our web hosting customer base grew by 77% from 4,400 as of December 31, 1999 to 7,800 as of December 31, 2000. Partially offsetting this increase in customers was a decrease in the average revenue per customer during 2000 as compared to 1999. This was the result of the addition of Enterprise DSL customers into our dedicated Internet access customer base. We expect future revenue growth to be primarily generated from our dedicated Internet access and web hosting product lines.

     For the year ended December 31, 2000, we derived $2.6 million or 20% of our revenues from Microsoft's WebTV Networks Inc., as compared to $1.7 million or 21% of our revenues for the year ended December 31, 1999. During 2000, we began offering our Dialplex network coverage in additional markets that resulted in increased revenue from WebTV. However, in September 2000, we reduced the price we charge WebTV for our wholesale Dialplex services. We seek to use this price reduction to continue encouraging WebTV to increase the volume of business it purchases from us.

     COST OF REVENUES. Cost of revenues increased by $7.7 million, or 135%, to $13.3 million for the year ended December 31, 2000 as compared to $5.7 million for the year ended December 31, 1999. This increase is primarily attributable to the increases in our network coverage areas, as well as increases in the capacity of our network including capacity we suspended in October of 2000. During 2000, we added additional connectivity at our network operations center.

Gross margin decreased from 32% for the year ended December 31, 1999 to (5)% for the year ended December 31, 2000. This decrease in gross margin was a result of installation of telecommunication circuits in new markets before we generated any revenues in those new markets and an increase in engineering personnel. During the fourth quarter of 2000, we reduced network costs by re-designing the network to take advantage of cost saving opportunities while providing greater capacity than was previously available.

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $11.6 million or 182% from $6.4 million for the year ended December 31, 1999 to $17.9 million for the year ended December 31, 2000. This increase is primarily attributable to an increase in selling, general and administrative personnel from 72 at December 31, 1999 to a high of 134 at September 30, 2000. As a result of the restructuring, selling, general and administrative personnel decreased to 91 at December 31, 2000. Also contributing to this increase was marketing and advertising expense incurred to gain brand awareness in 20 markets. During the fourth quarter of 2000, we changed our marketing approach to targeted direct advertising in an effort to reduce expenses. In addition, the reduction in operational markets from 20 as of September 30, 2000 to eight at December 31, 2000 should result in lower selling, general, and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $3.4 million or 215% from $1.6 million for the year ended December 31, 1999 to $5.0 million for the year ended December 31, 2000. This increase is comprised of depreciation on the 20 market based network facilities and networking equipment located in those facilities. Also contributing to the increase was $1.5 million of amortization expense for the year ended December 31, 2000 that related to the intangible assets recorded in the purchase accounting of Internet Unlimited as compared to the $625,000 of amortization expense recorded during the last six months of 1999.

     OTHER INCOME/EXPENSE. Interest income increased by $2.0 million from $52,000 for the year ended December 31, 1999 to $2.1 million for the year ended December 31, 2000. This increase in interest income was generated from the investment of the proceeds from our initial public offering on February 7, 2000. Interest expense increased by $744,000 from $406,000 for year ended December 31, 1999 to $1.1 million for the year ended December 31, 2000, as we financed equipment needed for our market expansion under capital lease arrangements. We expect interest income to decrease as we use our cash to fund our operating losses and interest expense to increase as we continue to service our capital lease obligations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     REVENUES. Total revenues increased by $2.9 million, or 52%, to $8.4 million for the year ended December 31, 1999, compared to $5.5 million for the year ended December 31, 1998. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, total revenues would have been $9.1 million for the year ended December 31, 1999.

     Service revenues increased by $3.3 million, or 68%, to $8.2 million for the year ended December 31, 1999, compared to $4.9 million for the year ended December 31, 1998. This increase in revenues is primarily attributable to an increase in the number of customers using our dedicated Internet access services and a 211% increase in virtual private network revenues from $679,000 for the period ended December 31, 1998 to $2.1 million for the period ended December 31, 1999. This increase in virtual private networking revenues is primarily attributable to the increase in revenues from one customer, Microsoft's WebTV Networks. Our enhanced products and service revenues increased by 152% for the period ended December 31, 1999 over the same period in 1998 in part due to our acquisition of Internet Unlimited, Inc. Our dial-up customer base continued to grow over the comparable period, resulting in an increase in dial-up revenues of 95% for the period ended December 31, 1999 over the same twelve month period in 1998.

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

     Cost of service revenues increased by $2.9 million, or 113%, to $5.5 million for the year ended December 31, 1999, compared to $2.6 million for the year ended December 31, 1998. As a percentage of services revenues, cost of services were 53% in the year ended December 31, 1998 compared to 67% in the year ended December 31, 1999. These increases were primarily attributable to the increase in Internet access and telecommunications charges, increased rental expense on leased equipment, and an increase in payroll and related expenses for engineers associated with our increased revenues, in advance of generating revenues in new regions.

     Cost of hardware and software decreased by $485,000 or 72% to $184,000 for the year ended December 31, 1999, compared to $669,000 for the year ended December 31, 1998 as a result of the decrease in hardware and software revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $3.3 million, or 107%, to $6.4 million for the year ended December 31, 1999 compared to $3.1 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 76% for the year ended December 31, 1999 from 55% for the year ended December 31, 1998. This increase is primarily attributable to the increase in selling, general and administrative personnel from 31 at December 31, 1998 to 73 at December 31, 1999, and a 67% increase in advertising expense from $625,000 in the year ended December 31, 1998 to $1.0 million in the year ended December 31, 1999. As a result of the increase in personnel, all related general and administrative expenses increased. $500,000 of the $3.3 million increase was for financial advisory services. On a pro forma basis, assuming our acquisition of Internet Unlimited, Inc. occurred prior to January 1, 1999, selling, general and administrative expenses would have been $6.9 million for the year ended December 31, 1999.

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

CASH FLOWS ANALYSIS

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           1998            1999            2000
                                                       -------------   -------------   -------------
    Other Financial Data:
    Cash flows used in operating activities .......    $   (613,979)   $   (467,622)   $(15,637,784)
    Cash flows used in investing activities .......        (899,996)     (2,280,717)    (27,764,962)
    Cash flows provided by financing activities ...       1,681,776       3,445,397      47,500,807
                                                       -------------   -------------   -------------
    Net increase in cash and cash equivalents .....    $    167,801    $    697,058    $  4,098,061
                                                       =============   =============   =============

     Cash flows used by operating activities increased by $15.2 million from cash used of $468,000 in the year ended December 31, 1999 to $15.6 million cash used in the year ended December 31, 2000. This increase in cash used in operations is primarily the result of our net loss of $31.1 million. The increase in net loss is primarily a result of an increase in personnel from 91 at December 31, 1999 to a high of 169 and declining as a result of the revised business plan to 123 at December 31, 2000, as well as an increase in telecommunication charges and an increase in selling, general and administrative expenses to support the expansion of the Company during the first part of 2000. Also contributing to the net loss for the year ended December 31, 2000, was the restructuring charge of $5.2 million and non-cash asset impairment charge of $3.2 million. We expect to continue to incur losses until the operating markets provide sufficient gross margin to cover both market operating costs as well as corporate infrastructure.

     Cash used in investing activities increased from $2.3 million in the year ended December 31, 1999 to $27.8 million in the year ended December 31, 2000, an increase of $25.5 million. This increase in cash outflows is primarily attributable to the Company's purchases of marketable securities and an increase in purchases of property and equipment.

     Cash flows from financing activities increased by $44.1 million from cash inflows of $3.4 million during the year ended December 31, 1999 to $47.5 million during the year ended December 31, 2000. The increase in cash flows from financing activities is a result of the proceeds from the Company's initial public offering and exercise of the underwriters' over allotment partially offset by the repayments of capital lease and debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The business plan we executed at the time of our IPO required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 (see "Recent Developments") to allow us to maintain operations without any additional funding into 2002. Simultaneous with the modification of our strategic plan, we recorded a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. We expect these actions will reduce our cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist. As of December 31, 2000, we had $23.5 million in cash and marketable securities. We believe that the cash and investments we have available will be sufficient to fund operations into 2002.

     During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $4,045,643 has not been paid as of December 31, 2000 and is, accordingly, classified as accrued restructuring.
The Company anticipates that the entire amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

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

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at December 31, 2000 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at December 31, 2000. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

     All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 1999 and 2000

         Consolidated Statements of Operations - For the years ended
            December 31, 1998, 1999 and 2000

         Consolidated Statements of Shareholders' Equity (Deficit) - For the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows - For the years ended
            December 31, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements

         Schedule II - Valuation and Qualifying Accounts

     The Consolidated Financial Statements and the Report of the Independent Public Accountants appears in Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2001 annual meeting of shareholders to be filed shortly hereafter.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2001 annual meeting of shareholders to be filed shortly hereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2001 annual meeting of shareholders to be filed shortly hereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2001 annual meeting of shareholders to be filed shortly hereafter.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     List of documents filed as part of this report:

          (a) 1. Consolidated Financial Statements and Financial Statement Schedule beginning on page F-1 are filed as part of this Annual Report on 10-K.

               2. Financial statement schedule.  None

               3. Exhibits:

EXHIBIT
NUMBER                     DESCRIPTION
- -------                    -----------

3.1*      Amended and Restated Articles of Incorporation of the Registrant.
3.2       Third Amended and Restated Bylaws of the Registrant.
10.1+     Equity Compensation Plan of the Registrant.
10.2* Investor Rights Agreement between the Registrant and the investors listed on Exhibit A thereto, dated August 3, 1999.
10.3* MCI WorldCom On-Net Voice Agreement between the Registrant and MCI WorldCom, Inc., dated August 6, 1999.
10.4* Managed Security Services Provider Agreement by and between WatchGuard Technologies, Inc. and the Registrant, dated October 30, 1998.
10.5*     Colocation License by and between Switch and Data Facilities Site
          Two, L.P. and the Registrant, dated January 1, 1999.
10.6* Commercial Lease Agreement by and between RB Associates and the Registrant, dated July 22, 1998.
10.7* Master Lease Agreement between Sunrise Leasing Corporation (Cisco Systems, Inc.) and the Registrant, dated October 23, 1997.
10.8* Letter of Agreement between the Registrant and Ascend Communications, Inc./Ascend Credit Corporation, dated September 18, 1998.
10.9* Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated June 25, 1999.
10.10* Service Agreement between Hyperion Communications of New Jersey, LLC and the Registrant, dated May 12, 1999.
10.11* Master Lease Agreement between Ascend Credit Corporation and the Registrant, dated June 29, 1999.
10.12@ Agreement between WebTV Networks, Inc. and the Registrant, dated September 20, 2000.
10.13* Form of Agreement between Focal Communications Corporation and the Registrant.
10.14* Common Stock Warrant Purchase Agreement by and among the Registrant and H&Q You Tools Investment Holding, L.P., dated May 28, 1998.
10.15* Master Lease Agreement between Sunrise Leasing Corporation (Cisco Systems, Inc.) and the Registrant, dated November 3, 1999.
10.16* Agreement between Hambrecht & Quist LLC and the Registrant, dated June 29, 1999 and an amendment dated December 7, 1999.
10.17* Agreement between Covad Communications Company and the Registrant, dated December 3, 1999.
10.18* Agreement between UUNET Technologies, Inc. and the Registrant, dated December 14, 1999.
10.19* Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated December 7, 1999.
10.20* Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated October 19, 1999.
10.21* Agreement between the ISK Magnetics, Inc. and the Registrant, dated January 6, 2000.
10.22# Employment Agreement between the Registrant and Stephen A. Hurly, dated December 15, 2000.
10.23# Promissory Note and Restricted Stock Agreement executed by Stephen A. Hurly, dated as of December 15, 2000.
10.24@    Agreement between MCI Worldcom and the Registrant, dated March 8,
          2001.
10.25 Sonet Network Confirmation of Service Order between Ameritech and the Registrant, dated August 28, 2000.
10.26 Master Contractor agreement between Jerren Corporation and the Registrant, dated March 1, 2000.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP (Independent Public Accountants).
24.1 Power of Attorney (Contained on the signature page of this annual report on Form 10-K).

- ---------------

* Incorporated by reference from the Registration Statement on Forms S-1 of the Registrant (Registration No. 333-85465) filed with the commission on August 18, 1999, as amended.

# Incorporated by reference from the Current Report on Form 8-K dated December 15, 2001.

+ Incorporated by reference from the Registration Statement on Form S-8 of the Registrant (Registration No. 333-43088) filed with the Commission on August 4, 2000.

@ We have requested confidential treatment of certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement will be filed separately with the Securities and Exchange Commission.

          (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K dated December 15, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FASTNET Corporation:

     We have audited the accompanying consolidated balance sheets of FASTNET Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTNET Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to Financial Statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                            /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 14, 2001


                                FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                          -----------------------------
                                                                               1999            2000
                                                                          -------------   -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................   $    953,840    $  5,051,901
    Marketable securities .............................................             --      18,455,543
    Accounts receivable, net of allowance of $49,388 and $776,977 .....      1,791,422       2,570,154
    Deferred offering costs ...........................................      1,336,605              --
    Other current assets ..............................................        469,605         521,781
                                                                          -------------   -------------
         Total current assets .........................................      4,551,472      26,599,379

PROPERTY AND EQUIPMENT, net ...........................................      7,363,848      19,631,011
GOODWILL, net of accumulated amortization of $346,940 and $1,167,775 ..      2,115,558       1,294,723
CUSTOMER LIST, net of accumulated amortization of $277,778
   and $944,449 .......................................................      1,722,222       1,055,551
OTHER ASSETS ..........................................................         86,476         396,710
                                                                          -------------   -------------
                                                                          $ 15,839,576    $ 48,977,374
                                                                          =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt .................................   $     12,985    $     17,541
    Current portion of capital lease obligations ......................      1,417,066       4,681,781
    Accounts payable ..................................................      2,319,524       2,576,087
    Accrued expenses ..................................................      1,708,896       3,804,893
    Deferred revenues .................................................      2,331,258       3,113,321
    Accrued restructuring .............................................             --       4,045,643
                                                                          -------------   -------------
         Total current liabilities ....................................      7,789,729      18,239,266

LONG-TERM DEBT ........................................................      3,081,634          29,746
CAPITAL LEASE OBLIGATIONS .............................................      2,794,093       7,105,678
OTHER LIABILITIES .....................................................        810,309          78,107

COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
    Preferred stock (Note 9) ..........................................      5,460,653              --
    Common stock (Note 9) .............................................      4,798,924      64,414,205
    Deferred compensation .............................................       (364,149)       (797,354)
    Note receivable ...................................................             --        (437,500)
    Accumulated other comprehensive income ............................             --          17,763
    Accumulated deficit ...............................................     (7,531,617)    (38,672,537)
    Less - Treasury stock, at cost ....................................     (1,000,000)     (1,000,000)
                                                                          -------------   -------------
         Total shareholders' equity ...................................      1,363,811      23,524,577
                                                                          -------------   -------------
                                                                          $ 15,839,576    $ 48,977,374
                                                                          =============   =============
                                                F-2

                  The accompanying notes are an integral part of these statements.


                                FASTNET CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                       1998            1999            2000
                                                  -------------   -------------   -------------
REVENUES ......................................   $  5,527,979    $  8,392,362    $ 12,660,248

OPERATING EXPENSES:
Cost of revenues (excluding depreciation) .....      3,241,741       5,671,948      13,325,733
Selling, general and administrative ...........      3,067,740       6,362,729      17,946,471
Depreciation and amortization .................        346,568       1,600,058       5,038,811
Restructuring charge ..........................           --              --         5,159,503
Asset impairment ..............................           --              --         3,233,753
                                                  -------------   -------------   -------------
                                                     6,656,049      13,634,735      44,704,271
                                                  -------------   -------------   -------------

Operating loss ................................     (1,128,070)     (5,242,373)    (32,044,023)

OTHER INCOME (EXPENSE):
Interest income ...............................         15,256          51,642       2,098,575
Interest expense ..............................       (166,831)       (405,549)     (1,149,968)
Other .........................................          5,355          (4,791)        (45,504)
                                                  -------------   -------------   -------------
                                                      (146,220)       (358,698)        903,103
                                                  -------------   -------------   -------------

NET LOSS ......................................   $ (1,274,290)   $ (5,601,071)   $(31,140,920)
                                                  =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ...   $      (0.14)   $      (0.77)   $      (2.20)
                                                  =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ..............................      8,880,833       7,229,284      14,177,302
                                                  =============   =============   ============

                                                F-3

                  The accompanying notes are an integral part of these statements.


                                          FASTNET CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                     PREFERRED STOCK                  COMMON STOCK
                                              -----------------------------   -----------------------------     DEFERRED
                                                 SHARES          AMOUNT          SHARES          AMOUNT       COMPENSATION
                                              -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997 ................           --      $       --        11,575,220    $    124,000    $       --
Purchase of treasury stock ................           --              --        (5,787,610)           --              --
Sale of Common stock ......................           --              --         1,000,000         200,000            --
Issuance of Common stock to
   employees for compensation .............           --              --           212,390          42,478            --
Net loss ..................................           --              --              --              --              --
                                              -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1998 ................           --              --         7,000,000         366,478            --
Issuance of Common stock
   options below fair value ...............           --              --              --           532,450        (532,450)
Amortization of deferred
   compensation ...........................           --              --              --              --           168,301
Issuance of Common stock for
   acquisition (see Note 3) ...............           --              --           546,984       3,899,996            --
Sale of Preferred stock, net
   of transaction costs (see
   Note 9) ................................        666,198       4,445,108            --              --              --
Conversion of note payable ................        142,431       1,015,545            --              --              --
Net loss ..................................           --              --              --              --              --
                                              -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999 ................        808,629       5,460,653       7,546,984       4,798,924        (364,149)
Conversion of Convertible note ............           --                         2,033,334       3,050,000            --
Conversion of Preferred stock
   to Common stock ........................       (808,629)     (5,460,653)        808,629       5,460,653            --
Issuance of common stock
   in initial public
   offering, net ..........................           --              --         4,600,000      49,643,878            --
Issuance of Common stock
   options below fair value ...............           --              --              --           992,733        (992,733)
Amortization of deferred
   compensation ...........................           --              --              --              --           331,243
Issuance of Common stock warrant
   in connection with debt.................           --              --              --           255,802            --
Exercise of Common stock
    options ...............................           --              --             2,000           3,000            --
Unrealized gain on marketable
    securities ............................           --              --              --              --              --
Issuance of restricted common
    stock .................................           --              --         1,000,000         437,500            --
Reduction of deferred compensation
    for terminated employees ..............           --              --              --          (228,285)        228,285
Net loss ..................................           --              --              --              --              --
                                              -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2000 ................           --       $      --        15,990,947    $ 64,414,205    $   (797,354)
                                              =============   =============   =============   =============   =============
                                                                               (continued)




                                                               ACCUMULATED
                                                                  OTHER
                                                  NOTE        COMPREHENSIVE    ACCUMULATED      TREASURY
                                               RECEIVABLE         INCOME         DEFICIT          STOCK           TOTAL
                                              -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997 ................   $       --      $       --      $   (656,256)   $       --      $   (532,256)
Purchase of treasury stock ................           --              --              --        (1,000,000)     (1,000,000)
Sale of Common stock ......................           --              --              --              --           200,000
Issuance of Common stock to
   employees for compensation .............           --              --              --              --            42,478
Net loss ..................................           --              --        (1,274,290)           --        (1,274,290)
                                              -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1998 ................           --              --        (1,930,546)     (1,000,000)     (2,564,068)
Issuance of Common stock
   options below fair value ...............           --              --              --              --              --
Amortization of deferred
   compensation ...........................           --              --              --              --           168,301
Issuance of Common stock for
   acquisition (see Note 3) ...............           --              --              --              --         3,899,996
Sale of Preferred stock, net
   of transaction costs (see
   Note 9) ................................           --              --              --              --         4,445,108
Conversion of note payable ................           --              --              --              --         1,015,545
Net loss ..................................           --              --        (5,601,071)           --        (5,601,071)
                                              -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999 ................           --              --        (7,531,617)     (1,000,000)      1,363,811
Conversion of Convertible note ............           --              --              --              --         3,050,000
Conversion of Preferred stock
   to Common stock ........................           --              --              --              --              --
Issuance of common stock
   in initial public
   offering, net ..........................           --              --              --              --        49,643,878
Issuance of Common stock
   options below fair value ...............           --              --              --              --              --
Amortization of deferred
   compensation ...........................           --              --              --              --           331,243
Issuance of Common stock warrant
   in connection with debt ................           --              --              --              --           255,802
Exercise of Common stock
    options ...............................           --              --              --              --             3,000
Unrealized gain on marketable
    securities ............................           --            17,763            --              --            17,763
Issuance of restricted common
    stock .................................       (437,500)           --              --              --              --
Reduction of deferred compensation
    for terminated employees ..............           --              --              --              --              --
Net loss ..................................           --              --       (31,140,920)           --       (31,140,920)
                                              -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2000 ................   $   (437,500)   $     17,763    $(38,672,537)   $ (1,000,000)   $ 23,524,577
                                              =============   =============   =============   =============   =============

                                                      F-4 [Continued]

                              The accompanying notes are an integral part of these statements.

                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                 1998             1999             2000
                                                            --------------   --------------   --------------
OPERATING ACTIVITIES:
Net loss ................................................   $  (1,274,290)   $  (5,601,071)   $ (31,140,920)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization .....................         346,568        1,600,058        5,038,811
      Non-cash portion of restructuring charge ..........            --               --          4,045,643
      Charge for impairment of long-lived assets ........            --               --          3,233,753
      Stock-based compensation expense ..................          42,478             --               --
      Amortization of deferred compensation .............            --            168,301          331,243
      Provision for doubtful accounts ...................           8,592           41,591          727,589
      Amortization of debt discount .....................            --               --            255,802
      Changes in operating assets and liabilities:
         Increase in assets:
            Accounts receivable .........................        (437,453)        (859,415)      (1,506,321)
            Other assets ................................        (252,601)        (176,481)        (362,410)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses .......         689,616        2,310,112        3,371,897
            Deferred revenues ...........................         263,111        1,238,961          782,063
            Other liabilities ...........................            --            810,322         (414,934)
                                                            --------------   --------------   --------------
                Net cash used in operating activities ...        (613,979)        (467,622)     (15,637,784)
                                                            --------------   --------------   --------------

INVESTING ACTIVITIES:
Purchases of property and equipment .....................        (899,996)      (1,880,518)      (9,327,182)
Purchase of marketable securities, net ..................            --               --        (18,437,780)
Cash paid for business acquisition ......................            --           (400,199)            --
                                                            --------------   --------------   --------------
                Net cash used in investing activities ...        (899,996)      (2,280,717)     (27,764,962)
                                                            --------------   --------------   --------------

FINANCING ACTIVITIES:
Proceeds from debt ......................................       3,344,000        1,000,000        1,027,944
Repayments of debt ......................................        (615,920)        (166,034)      (1,025,276)
Repayments of capital lease obligations .................         (28,815)        (497,072)      (2,148,739)
Net repayments of line of credit ........................        (217,489)            --               --
Purchase of treasury stock ..............................      (1,000,000)            --               --
Proceeds from sale of Common stock, net .................         200,000             --         49,646,878
Proceeds from sale of Preferred stock, net ..............            --          4,445,108             --
Increase in deferred offering costs .....................            --         (1,336,605)            --
                                                            --------------   --------------   --------------
                Net cash provided by financing activities       1,681,776        3,445,397       47,500,807
                                                            --------------   --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............         167,801          697,058        4,098,061
CASH AND CASH EQUIVALENTS, beginning of year ............          88,981          256,782          953,840
                                                            --------------   --------------   --------------
CASH AND CASH EQUIVALENTS, end of year ..................   $     256,782    $     953,840    $   5,051,901
                                                            ==============   ==============   ==============

                                                     F-5

                      The accompanying notes are an integral part of these statements.

                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

BACKGROUND

     FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company"), has been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses in selected high growth secondary markets. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

     On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. An additional 600,000 shares of Common stock were issued pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of $49,643,878 from the initial public offering and the exercise of the over-allotment option.

LIQUIDITY AND GOING CONCERN

     The Company's business plan has required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. The Company has modified its business strategy in October 2000, to allow it to maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. The Company expects these actions will reduce its cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist.

     The Company has incurred losses since inception and expects to continue to incur losses in 2001. As of December 31, 2000, the Company's accumulated deficit was $38,672,537. As of December 31, 2000, cash and cash equivalents and marketable securities were $23,507,444. The Company believes that its existing cash and cash equivalents, marketable securities, and available financing under existing equipment lease facilities will be sufficient to meet its working capital and capital expenditure requirements into 2002. However, the Company may be required to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to idle additional markets and make further reductions in head count. Any of these events could harm our business, financial condition or results of operations.

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

ACQUISITION OF CYBERTECH WIRELESS, INC.

     On March 14, 2001, the Company acquired Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless broadband Internet services based in Rochester, New York. The Company has acquired all the assets and has assumed substantially all of the liabilities of Cybertech for 2,000,000 shares of the Company's Common stock valued at approximately $1,800,000. The acquisition will be accounted for under the purchase method.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of FASTNET and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of December 31, 2000, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest are included in interest income. Realized gains and losses are included in other income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of shareholders' equity. As of December 31, 2000, the Company had $17,763 of unrealized gains.

     The Company's investments in debt and equity securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 7 years. Maintenance, repairs and minor replacements are charged to expense as incurred.

     Effective July 1, 1999, the Company changed its method of depreciation for property and equipment from mid-year convention to mid-month convention. This change was applied on a prospective basis (as a change in accounting estimate) to assets acquired after that date. The Company changed its method of depreciation based upon management's belief that the mid-month convention provides a better matching of costs and revenues and the fact that the mid-month convention is the predominant method in practice. The effect of the change on the net loss for the year ended December 31, 1999, was to decrease net loss by approximately $390,000 or $0.05 per share.

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

     In accordance with SFAS No. 121, during the fourth quarter of the year ended December 31, 2000, based upon a review of the Company's long-lived assets, the Company recorded a non-cash charge of $3,233,753 related to the write-down of a portion of the asset values of the components of several of the Company's customer network facilities. The Company ceased operations in these facilities upon adoption of the Company's revised business plan, which was approved by the Board of Directors in October 2000 (see Note 7). An impairment was recognized as the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of their fair value. Fair value was based on current appraisal values or other estimates of fair value. Management of the Company believes this provision will be adequate to cover any future losses incurred relating to these facilities. However, actual losses could vary significantly from these estimates.

COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from in the shareholders' equity section of the balance sheet. For the year ended December 31, 2000, comprehensive income was as follows:

                                                               Year ended
                                                            December 31, 2000
                                                            -----------------
     Net loss ..........................................      $(31,140,920)
     Unrealized gain on marketable securities ..........            17,763
                                                              -------------
     Comprehensive loss ................................      $(31,123,157)
                                                              =============

REVENUE RECOGNITION

     Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the life of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred revenue recognition on these advance payments and recognizes this revenue ratably over the service period.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin is based upon existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB No. 101 was required to be adopted in the fourth quarter of 2000. The Company's revenue recognition accounting policies are in compliance with the requirements of SAB No. 101.

COST OF REVENUES

     Cost of revenues include telecommunications charges and other charges incurred in the delivery and support of services, including personnel costs in the Company's operations support function, as well as equipment costs related to hardware and software revenues. Depreciation and amortization on the property and equipment used by the Company to deliver and support services are excluded from the cost of revenues and are included as a separate line item on the accompanying consolidated statements of operations. The telecommunications component of cost of revenues was $2,091,772, $4,528,908 and $10,420,599 for the years ended December 31, 1998, 1999 and 2000, respectively.

ADVERTISING

     All advertising costs are expensed as incurred at the first time the advertising is placed. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $625,264, $1,046,181, and $2,925,970, respectively.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

     At December 31, 2000, the Company had a net operating loss carry forward for federal income tax purposes of approximately $32.8 million. The net operating loss carryforward will begin to expire in 2010. The Company's utilization of its loss carry forward could be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

     The Company has a net deferred tax asset primarily related to the net operating loss carryforward and temporary differences between the financial reporting and tax accounting treatment of certain expenses. Due to the Company's history of operating losses, the realization of the deferred tax asset is uncertain. Therefore, the Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2000.

NET LOSS PER COMMON SHARE

     The Company has presented net loss per share pursuant to SFAS No. 128, "Earnings per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Outstanding Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's losses.

MAJOR CUSTOMERS

     The Company derived revenues of approximately 11%, 21% and 20% for the years ended December 31, 1998, 1999 and 2000, respectively, from one customer. As of December 31, 1999 and 2000, the Company had outstanding accounts receivable from this customer of $425,581 and $325,900, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with federally insured banks. The Company does not require collateral from its customers.

SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended December 31, 1998, 1999, and 2000, the Company paid interest of $171,101, $317,443, and $769,251, respectively. For the years ended December 31, 1998, 1999 and 2000, the Company paid income taxes of $103,187, $75, and $2,222, respectively. The amounts paid in 1998 were refunded to the Company in 2000. The Company incurred capital lease obligations of $140,805, $4,524,670 and $9,725,039 for the years ended December 31, 1998, 1999, and 2000, respectively.

     The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition discussed in Note 3 for the year ended December 31, 1999:

Noncash assets:
Accounts receivable ...................................   $   95,075
Other current assets ..................................       19,277
Property and equipment ................................      194,798
Goodwill ..............................................    2,462,498
Customer list .........................................    2,000,000
Other assets ..........................................       10,422
                                                          -----------
                                                          $4,782,070
                                                          ===========
Assumed liabilities:
Accounts payable ......................................   $    6,008
Accrued expenses ......................................      104,720
Deferred revenues .....................................      207,133
Capital lease obligation ..............................        9,460
Debt ..................................................      154,554
                                                          -----------
                                                             481,875
                                                          -----------
      Net noncash assets acquired .....................    4,300,195
Purchase price paid in stock ..........................    3,899,996
                                                          -----------
Cash paid, net of cash acquired .......................   $  400,199
                                                          ===========

STOCK-SPLIT

     On May 28, 1998, the Company effected a 24,115-for-1 split. All references in the financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this change.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which must be adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement did not have any impact on the Company's financial position or results of operation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

3.   ACQUISITION:

     On July 30, 1999, the Company acquired 100% of the capital stock of Internet Unlimited, Inc., a provider of web hosting and colocation services, for $400,000 in cash and 546,984 shares of Common stock with transaction costs of $75,000. The results of operations from the acquired business have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, "Accounting for Business Combinations." The excess of the purchase price over the fair value of net liabilities was determined to be $4,462,498. Of this amount $2,462,498 was allocated to goodwill and $2,000,000 was allocated to customer list. The customer list and goodwill are being amortized on a straight-line basis over 3 years. Amortization expense for the years ended December 31, 1999 and 2000 was $624,718 and $1,487,506, respectively. If the acquisition of Internet Unlimited Inc. had occurred on January 1, 1998, the unaudited pro forma information, after giving effect to the pro forma adjustments described below, would have been as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        1998           1999
                                                    ------------   ------------
Unaudited pro forma revenues ...................... $ 6,125,184    $ 9,109,726
Unaudited pro forma operating loss ............. .. $(2,583,521)   $(6,102,433)
Unaudited pro forma net loss ...................... $(2,748,038)   $(6,483,523)
Unaudited pro forma basic and diluted net loss
   per Common share ............................... $     (0.29)   $     (0.86)

     The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future. The pro forma adjustments consist of the amortization of customer list and goodwill of $1,487,500 (including $624,718 recorded by the Company from the acquisition date through December 1999) for the year ended December 31, 1999. Additionally, prior to the acquisition, the Company derived revenues from Internet Unlimited, Inc. These revenues and the corresponding costs of revenues recorded by Internet Unlimited, Inc. have been eliminated from the above unaudited information.

4.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

     Cash and cash equivalents and marketable securities consisted of the following:

                                                         December 31,
                                                       1999           2000
                                                   ------------   ------------
     Cash and cash equivalents ................    $   953,840    $ 5,051,901
                                                   ------------   ------------
     Marketable securities (at market value)
          Commercial paper ....................             --      7,950,262
          Corporate notes .....................             --      8,502,881
          US government agency notes ..........             --      2,002,400
                                                   ------------   ------------
                                                   $        --    $18,455,543
                                                   ============   ============

     The contractual maturities of the marketable securities at December 31, 2000 are all less than one year.

5.   PROPERTY AND EQUIPMENT:
                                                    YEAR ENDED DECEMBER 31,
                                                      1999            2000
                                                 -------------   -------------
     Equipment ................................  $  6,524,216    $ 17,811,184
     Computer equipment .......................     1,217,455       1,815,519
     Computer software ........................       713,480       1,584,685
     Furniture and fixtures ...................       279,667         609,661
     Leasehold improvements ...................       228,980       2,961,217
                                                 -------------   -------------
                                                    8,963,798      24,782,266
     Less - Accumulated depreciation
        and amortization ......................    (1,599,950)     (5,151,255)
                                                 -------------   -------------
                                                 $  7,363,848    $ 19,631,011
                                                 =============   =============

     Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000, was $346,568, $980,267, and $3,551,305, respectively. The net carrying value of property and equipment under capital leases was $4,097,653 and $11,604,918 at December 31, 1999 and 2000, respectively.

6.   ACCRUED EXPENSES:

                                                  DECEMBER 31,
                                              1999          2000
                                          ------------  ------------
     Accrued telecommunication costs ..   $        --   $ 1,160,870
     Professional fees ................        91,026       817,268
     Accrued compensation .............       163,168       330,336
     Accrued offering costs ...........     1,300,000            --
     Other ............................       154,702     1,496,419
                                          ------------  ------------
                                          $ 1,708,896   $ 3,804,893
                                          ============  ============

7.   RESTRUCTURING CHARGE:

     On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "Restructuring Plan"). Selling and marketing efforts will be focused on eight markets located in Pennsylvania and New Jersey. The Restructuring Plan includes redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the Restructuring Plan, the Company terminated 44 employees.

     The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the markets being closed. These costs consist of both Internet backbone connectivity cost, as well as network and access costs. These services are no longer required in the closed markets. Leasehold termination payments includes carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations.

     During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $4,045,643 has not been paid as of December 31, 2000 and is, accordingly, classified as accrued restructuring. The Company anticipates that the total amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring. In addition in 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan (see Note 2 " Impairment of Long-Lived Assets").

     The activity in the restructuring charge accrual during 2000 is summarized in the table below:

                                                                                        ACCRUED
                                                                         CASH        RESTRUCTURING
                                                       RESTRUCTURING   PAYMENTS         AS OF
                                                          CHARGE      DURING 2000  DECEMBER 31, 2000
                                                       ------------   ------------   ------------
     Telecommunications exit and termination fees ..   $ 2,821,352    $  (268,880)   $ 2,552,472
     Leasehold termination costs ...................       869,585       (160,767)       708,818
     Termination payments to employees .............       345,144       (345,144)            --
     Sales and marketing contract terminations .....       827,427       (304,907)       522,520
     Facility exit costs ...........................       295,995        (34,162)       261,833
                                                       ------------   ------------   ------------
                                                       $ 5,159,503    $(1,113,860)   $ 4,045,643
                                                       ============   ============   ============


8.   DEBT:

                                                    DECEMBER 31,
                                                 1999          2000
                                             ------------   ------------
     Convertible notes payable ...........   $ 3,050,000    $        --
     Term notes ..........................        44,619         47,287
                                             ------------   ------------
                                               3,094,619         47,287
     Less - Current portion ..............       (12,985)       (13,474)
                                             ------------   ------------
                                             $ 3,081,634    $    33,813
                                             ============   ============

     On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expires on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into Common stock at $1.00 per share above the closing price on the date of the agreement, which was $1.13 per share. No interest or dividends are payable on this note. In connection with this note, the Company paid a retainer of $50,000 and issued a warrant to purchase 120,000 shares of the Company's Common stock at an exercise price of $1.13 per share, the fair market value of the Common stock on the date of grant. The warrant was immediately exercisable, and expires in 10 years. As a result of the financial advisory services rendered in 2000, the Company incurred approximately $250,000 that has been included in selling, general, and administrative expenses.

     On January 19, 2000, the Company issued a $1,000,000 bridge financing note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $255,802 using the Black Scholes Option pricing model and was recorded as a debt discount. This debt discount was amortized to interest expense over the term of the note. The note was repaid with the proceeds from the Company's initial public offering (see Note 9).

     On May 14, 1999, the Company issued a $1,000,000 convertible note to an investor (the "May 14 Convertible Note"). The May 14 Convertible Note bore interest at 7%, and both principal and accrued interest were convertible at the option of the holder at any time prior to maturity at rates, subject to adjustment, based on the future sales price of the Company's Common stock. In August 1999, the May 14 Convertible Note, together with accrued and unpaid interest totaling $1,015,545 was converted into 142,431 shares of Series A Preferred stock (see Note 9). The shares of Series A Preferred stock converted into Common stock upon the consummation of the Company's initial public offering (see Note 9).

     On May 28, 1998, the Company issued a $3,050,000 convertible note (the "Convertible Note") and a warrant to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share to an investor. The investor also purchased 1,000,000 shares of Common stock (see Note 9). The Black-Scholes Option pricing model calculated a minimal value for the warrant; therefore, no proceeds were assigned to the warrant. The Convertible Note bore interest at 7% and was convertible into Common stock at the option of the investor at any time prior to maturity at $1.50 per share subject to adjustment, as defined. The Convertible Note was secured by substantially all of the assets of the Company. The Convertible Note originally matured on November 30, 1999. On August 9, 1999, the investor agreed to extend the maturity of the Convertible Note to January 31, 2001. The investor also agreed to convert the Convertible Note into 2,033,334 shares of Common stock immediately prior to the consummation of the Company's initial public offering (see Note 9). The Convertible Note was converted to 2,033,334 shares of Common stock upon the consummation of the initial public offering (see Note 9).

Term notes

     The Company has three outstanding term notes from a bank for equipment and vehicles.

     In 2000, the Company received a $27,994 term note from a bank, bearing interest at 12.7%. The outstanding balance as of December 31, 2000 was $21,892. Interest expense on this term note was $2,584 in 2000. Future maturities on this term note as of December 31, 2000 are $4,067 in 2001, $4,583 in 2002 and $13,242
in 2003.

     In 1998, the Company received a $44,000 term note from a bank, bearing interest at 9%. The outstanding balance at December 31, 1999 and 2000 was $34,710 and $21,025, respectively. Interest expense related to this term note was $1,293 in 1998, $3,695 in 1999 and $2,670 in 2000. Future maturities on this term note as of December 31, 2000 are $9,104 in 2001, $9,958 in 2002 and $1,963
in 2003.

     In 1997, the Company received a $21,873 term note from a financing company, bearing interest at 10.75%. The outstanding balance at December 31, 1999 and 2000 was $9,909 and $4,370, respectively. Interest expense on this term note was $1,819 in 1998, $1,381 in 1999 and $790 in 2000. Future maturities on this term note as of December 31, 2000 are $4,370 in 2001.

9.   SHAREHOLDERS' EQUITY:

PREFERRED STOCK

     The Company has 10,000,000 authorized shares of no par value Preferred stock. The Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("Series A Preferred") in August 1999. The Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The holders of the Series A Preferred had a liquidation preference of $7.13 per share.

     In August 1999, the Company sold 666,198 shares of Series A Preferred to certain investors at $7.13 per share. In connection with the sale of Series A Preferred, an advisory fee of $285,000 is due to the financial advisor, who is a significant shareholder. The advisory fee is due in February 2001 and has been included within accrued expenses as of December 31, 2000 and other long-term liabilities as of December 31, 1999 in the accompanying consolidated balance sheets. The net proceeds from the sale of the Series A Preferred were $4,445,108. The Series A Preferred converted into Common Stock immediately prior to the consummation of the Company's initial public offering.

COMMON STOCK

     The Company has 50,000,000 authorized shares of no par value Common stock. The Company had 7,546,984 shares outstanding as of December 31, 1999 and 15,990,947 shares outstanding as of December 31, 2000.

     On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share raising net proceeds of $42,947,878. Additionally, on March 7, 2000, the underwriters exercised their over-allotment option for the purchase of an additional 600,000 shares at a price of $12.00 per share. The Company received net cash proceeds of $6,696,000 from the exercise of the underwriter's over-allotment option.

     In May 1998, the Company purchased 5,787,610 shares of Common stock from certain employee shareholders (the "Sellers") of the Company. Subsequently in May 1998, the Company sold 1,000,000 shares to an investor. The Company recorded the purchase from the Sellers as a purchase of treasury stock. Also, in May 1998, the investor purchased a $3,050,000 note from the Company and received a warrant to purchase 1,000,000 shares of Common stock. Also in May 1998, the Company issued 212,390 shares of Common stock to certain employees. In connection with issuing these shares, the Company charged $42,478 to compensation expense. This expense is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

RESTRICTED COMMON STOCK

     In December 2000, the Company sold 1,000,000 shares of Common stock to the Chief Executive officer of the Company (the "Holder") for $437,500, which represented the fair market value of the shares on the sale date, in exchange for a note receivable (the "Note"). The Note bears interest at 6% per year. The Note and accrued interest are due on December 1, 2005. The Note is secured by a pledge of the Company's Common stock sold by the Company and held by the Holder for $328,125 of the Note amount and the balance of $109,375 is secured by the Holder's personal assets. The Note is reflected in shareholders' equity on the consolidated balance sheets as a Note receivable on Common stock.

     The shares issued to the Holder are restricted and vest as follows: 25% vest upon the transaction date and the remaining shares vest pro rata as of the last day of each calendar month over the 36-month period commencing on the date of the Note. In the event the Holder's employment with the Company is terminated for any reason, the Holder shall offer to sell all unvested shares to the Company for the amount paid by the Holder for the shares plus accrued interest (as defined) in the Note agreement. In the event of a change in control, as defined, 50% of the holder's unvested shares shall become vested.

COMMON STOCK OPTIONS

     In March 1999, the Company approved the 1999 Equity Compensation Plan (the "1999" Plan). The 1999 Plan provides for the issuance of up to 1,000,000 shares of Common stock for incentive stock options ("ISOs"), nonqualified stock options ("NQSO's") and restricted shares. ISOs are granted with exercise prices at or above fair value as determined by the Board of Directors. NQSOs are granted with exercise prices determined by the Board of Directors. Each option expires on such date as the Board of Directors may determine, generally ten years. On June 23, 2000, the Company's shareholders approved an amendment to the 1999 Plan to change the name of the 1999 Plan to the Equity Compensation Plan ("the Plan") and increase the number of shares available for issuance under the Plan to 3,000,000 shares of Common stock.

     The Company applies APB Opinion No.25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for options issued to employees under the Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's Common stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period. In May and June 1999, the Company issued options to purchase 110,000 and 3,000 shares of Common stock, respectively for $2.50 per share. At that time the fair value of the Company's Common stock was deemed $7.13 per share. These options vest over periods ranging from one to five years. In connection with these option grants, the Company recorded deferred compensation of $532,450. The amortization of deferred compensation was $168,301 and $113,898 for the years ended December 31, 1999 and 2000, respectively.

     On February 28, 2000, certain members of the Company's Board of Directors were granted a total of 220,000 options to purchase Common stock. Of these options, 20,000 vested immediately and the remaining 200,000 will vest quarterly over a period of five years. The exercise price of these options was $9.25 per share and the fair value of the Company's Common stock on the date of grant was $12.44 per share. Accordingly, the Company recorded deferred compensation of $701,800. Additionally, during February 2000, the Company granted 53,491 options to purchase Common stock to certain employees at an exercise price of $9.25 per share and the fair value of the Common stock on the date of grant was $14.69 per share. Accordingly, the Company recorded deferred compensation of $290,993. These options generally vest over a five-year term. Compensation expense recorded from the amortization of the deferred compensation was $217,345 for the year ended December 31, 2000.

     As a result of the termination of employees, $228,285 of the unamortized balance of deferred compensation was reversed in the year ended December 31, 2000.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," compensation cost related to stock options granted to employees is computed based on the value of the stock option at the date of grant using an option valuation methodology, typically the Black-Scholes option pricing model. SFAS No. 123 can be applied either by recording the fair value of the options or by continuing to record the APB No. 25 value and disclosing the SFAS No. 123 impact on a pro forma basis. The Company has elected the disclosure method of SFAS No. 123. Had compensation cost of the Plan been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss and net loss per Common share for the years ended December 31, 1999 and 2000 would have increased as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 1999              2000
                                           ---------------   ---------------
     Net loss - as reported ............   $   (5,601,071)   $  (31,140,920)
     Net loss - pro forma ..............   $   (5,897,935)   $  (32,232,934)
     Basic and diluted net loss per
           Common share - as reported ..   $        (0.77)   $        (2.20)
     Basic and diluted net loss per
           Common share- pro forma .....   $        (0.82)   $        (2.27)

     The weighted average fair value of options granted during 2000 and 1999 is estimated at $2.68 and $2.11 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                             1999          2000
                                          ----------    ----------
Expected life .......................     6.0 years     6.0 years
Risk-free interest rate .............         5.55%         6.48%
Volatility ..........................         70.0%        100.0%
Dividend rate .......................            0%            0%

     Information with respect to outstanding options under the Plan is as follows:

                                                     AGGREGATE       PRICE PER
                                       SHARES          PRICE           SHARE
                                    ------------   -------------   -------------
Plan inception, March 1, 1999 .....          --    $         --    $         --
     Granted ......................     585,000       1,105,100       1.50-7.13
                                    ------------   -------------   -------------
Outstanding, December 31, 1999 ....     585,000       1,105,100       1.50-7.13
       Granted ....................   1,397,750       4,204,208      0.56-13.58
       Exercised ..................      (2,000)         (3,000)           1.50
       Cancelled ..................     (10,000)        (23,000)      1.50-2.50
                                    ------------   -------------   -------------
Outstanding, December 31, 2000 ....   1,970,750    $  5,283,308    $0.56-$13.58
                                    ============   =============   =============

     As of December 31, 2000, there were 1,071,750 options available for grant under the plan.

In January 2001, 118,000 of the 586,000 options, which were exercisable as of December 31, 2000, were cancelled.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    Options Outstanding                  Options Exercisable
                                            ----------------------------------     --------------------------------
                                               Weighted           Weighted                              Weighted
                                               average            average                               average
Range of exercise            Number           remaining           exercise            Number            exercise
      prices              outstanding            life              price            exercisable          price
- -------------------     ---------------     --------------     ---------------     -------------     --------------
     $0.56 - $1.13             970,000                9.8            $   0.98                --                 --
             $1.50             446,000                8.2                1.50           367,000           $   1.50
     $2.00 - $3.00             137,500                8.6                2.54            77,000               2.57
     $4.09 - $4.81             112,500                9.3                4.70            24,500               4.65
     $5.81 - $6.25               3,000                9.4                6.03             1,500               6.25
             $7.13              20,000                8.6                7.13            17,500               7.13
             $9.25             273,250                9.2                9.25            91,000               9.25
    $9.88 - $13.58               8,500                9.3                4.82             8,000               4.82
                        ---------------     --------------     ---------------     -------------     --------------
                             1,970,750               9.24            $   2.68          586,500            $  3.30
                        ===============     ==============     ===============     =============     ==============

WARRANTS

     In May 1998, the Company issued a warrant to an investor to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share. This warrant is currently exercisable and expires in May 2005.

     In January 2000, the Company issued a warrant to purchase 30,000 shares of Common stock at an exercise price of $12.00 per share in conjunction with the bridge financing (see Note 8). The warrant is currently exercisable and expires in January 2007.

10.   COMMITMENTS AND CONTINGENCIES:

LEASES

     During the first quarter of 2000, the Company received a credit line of $3.0 million from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5.0 million to the original credit facility. These credit facilities are used to secure computer-related equipment under three-year capital leases.

     In June 1999, the Company entered into a $20 million master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. As of December 31, 2000, the Company had $15.7 million available for the purchase of additional equipment under the lease.

     The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2010. Rent expense under the operating leases was $542,447, $1,027,502 and $1,766,647 during the years ended December 31, 1998, 1999 and 2000, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments as of December 31, 2000, are as follows:

                                                   CAPITAL        OPERATING
                                                   LEASES           LEASES
                                                -------------   -------------
     2001 ...................................   $  4,681,781    $  1,716,459
     2002 ...................................      4,477,402       1,353,386
     2003 ...................................      2,440,351       1,350,561
     2004 ...................................        187,925       1,373,464
     2005 ...................................             --       1,134,930
     Thereafter .............................             --       1,628,294
                                                -------------   -------------
     Total minimum lease payments ...........     11,787,459    $  8,557,094
                                                                =============
     Less - Current portion .................     (4,681,781)
                                                -------------
                                                $  7,105,678
                                                =============
LITIGATION

     From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position or results of operations.

RELATED PARTY TRANSACTIONS

     In June 1999, the Company entered into a financial arrangement, as amended, with an advisor (the "Financial Advisor"), who is an affiliate of a significant shareholder. This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment is related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000.

     In January 2000, the Company received a $1,000,000 promissory note from the Financial Advisor. This promissory note was repaid upon the consummation of the initial public offering (see Notes 8 and 9).

11.   RETIREMENT SAVINGS PLAN

     In 1999, the Company established a defined contribution 401(k) retirement savings plan, which covers substantially all employees. Employees become eligible to participate in the plan upon completion of three months of employment. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company matches $0.50 on every $1.00 up to the first 6% of the employee contributions. The Company made $72,036 and $92,823 of contributions in 1999 and 2000, respectively.

12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (in thousands, except per share data)

                                                     1999                                            2000
                                 --------------------------------------------    --------------------------------------------
                                    1st         2nd         3rd         4th         1st         2nd         3rd         4th
                                  quarter     quarter     quarter     quarter     quarter     quarter     quarter     quarter
                                 --------    --------    --------    --------    --------    --------    --------    --------
     Revenues ................   $  1,734    $  1,818    $  2,295    $  2,546    $  3,030    $  3,169    $  3,225    $  3,236
     Operating expenses ......      2,073       2,491       4,186       4,886       7,180       9,305      11,465      16,754
     Operating loss ..........       (339)       (673)     (1,891)     (2,340)     (4,150)     (6,136)     (8,240)    (13,518)
     Other income (expense) ..        (54)        (56)       (117)       (131)        (73)        560         354          62
     Net loss ................       (393)       (729)     (2,008)     (2,471)     (4,223)     (5,576)     (7,886)    (13,456)
     Basic and diluted net loss
        per Common share .....      (0.06)      (0.10)      (0.27)      (0.33)      (0.36)      (0.37)      (0.53)      (0.90)

                      FASTNET CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                                                  ADDITIONS
                                                         --------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO
                                           BEGINNING OF     COSTS          OTHER                     BALANCE AT
               DESCRIPTION                     YEAR      AND EXPENSES    ACCOUNTS     DEDUCTIONS    END OF YEAR
                                           ------------  ------------  ------------  ------------   ------------
For the year ended December 31, 1998:
     Allowance for doubtful accounts ...   $    14,442   $     8,592   $        --   $    (5,847)   $    17,187
                                           ============  ============  ============  ============   ============
For the year ended December 31, 1999:
     Allowance for doubtful accounts ...   $    17,187   $    41,591   $        --   $    (9,390)   $    49,388
                                           ============  ============  ============  ============   ============
For the year ended December 31, 2000:
     Allowance for doubtful accounts ...   $    49,388   $   727,589   $        --   $     --       $   776,977
                                           ============  ============  ============  ============   ============
     Restructuring reserve .............   $        --   $ 5,159,503   $        --   $(1,113,860)   $ 4,045,643
                                           ============  ============  ============  ============   ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FASTNET Corporation

Date: April 2, 2001         By: /s/Stephen A. Hurly
                                --------------------------------------------
                                Stephen A. Hurly
                                Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date: April 2, 2001         By: /s/Stephen A. Hurly
                                --------------------------------------------
                                Stephen A. Hurly
                                Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 2, 2001         By: /s/Stanley F. Bielicki
                                --------------------------------------------
                                Stanley F. Bielicki
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)

Date: April 2, 2001         By: /s/David K. Van Allen
                                --------------------------------------------
                                David K. Van Allen
                                Director

Date: April 2, 2001         By: /s/Sonny C. Hunt
                                --------------------------------------------
                                Sonny C. Hunt
                                Director

Date: April 2, 2001         By: /s/Douglas L. Michels
                                --------------------------------------------
                                Douglas L. Michels
                                Director

Date: April 2, 2001         By: /s/David J. Farber
                                --------------------------------------------
                                David J. Farber
                                Director

Date: April 2, 2001         By: /s/R. Barry Borden
                                --------------------------------------------
                                R. Barry Borden
                                Director

Date: April 2, 2001         By: /s/Alan S. Kessman
                                --------------------------------------------
                                Alan S. Kessman
                                Director