Form 10-Q
period 2001-03-31
FASTNET CORP
filed 2001-05-15
CIK 1092536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common stock outstanding as of May 9, 2001 was 17,990,947.

                                       FASTNET CORPORATION

                                            FORM 10-Q

                                          MARCH 31, 2001

                                              INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and March 31, 2001 (unaudited) ........3

         Consolidated Statements of Operations (unaudited) - Three Months Ended
              March 31, 2000 and 2001  .........................................................4

         Consolidated Statements of Cash Flows (unaudited) - Three months Ended
              March 31, 2000 and 2001  .........................................................5

         Notes to Unaudited Consolidated Financial Statements ..................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................14

Item 2.  Changes in Securities and Use of Proceeds ............................................15

Item 3.  Defaults Upon Senior Securities ......................................................15

Item 4.  Submission of Matters to a Vote of Security Holders ..................................15

Item 5.  Other Information ....................................................................15

Item 6.  Exhibits and Reports on Form 8-K .....................................................23

                                                2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FASTNET CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                                                    December 31,     March 31,
                                                                        2000           2001
                                                                   -------------   -------------
                                                                                    (Unaudited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................   $  5,051,901    $  6,325,742
  Marketable securities ........................................     18,455,543      10,993,831
  Accounts receivable, net of allowance of $776,977 and $869,594      2,570,154       2,695,779
  Other current assets .........................................        521,781       1,443,072
                                                                   -------------   -------------
               Total current assets ............................     26,599,379      21,458,424
                                                                   -------------   -------------

PROPERTY AND EQUIPMENT, net ....................................     19,631,011      20,122,993

INTANGIBLES, net ...............................................      2,350,274       3,160,508

OTHER ASSETS ...................................................        396,710         393,242
                                                                   -------------   -------------

                                                                   $ 48,977,374    $ 45,135,167
                                                                   =============   =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ............................   $     17,541    $     13,680
  Current portion of capital lease obligations .................      4,681,781       4,843,266
  Accounts payable .............................................      2,576,087       3,463,178
  Accrued expenses .............................................      3,804,893       3,151,828
  Deferred revenues ............................................      3,113,321       3,150,154
  Accrued restructuring ........................................      4,045,643       2,664,842
                                                                   -------------   -------------

               Total current liabilities .......................     18,239,266      17,286,948
                                                                   -------------   -------------

LONG-TERM DEBT .................................................         29,746          30,638

CAPITAL LEASE OBLIGATIONS ......................................      7,105,678       6,151,277

OTHER LIABILITIES ..............................................         78,107          86,429

SHAREHOLDERS' EQUITY:
  Preferred stock (10,000,000 shares authorized, no shares
    outstanding at December 31, 2000 and March 31, 2001 ........             --              --
  Common stock (50,000,000 shares authorized, 15,990,947 and
    17,990,947 shares outstanding at December 31, 2000 and
    March 31, 2001) ............................................     64,414,205      66,230,351
  Deferred compensation ........................................       (797,354)       (585,650)
  Note receivable ..............................................       (437,500)       (437,500)
  Accumulated other comprehensive income .......................         17,763          10,517
  Accumulated deficit ..........................................    (38,672,537)    (42,637,843)
  Less - Treasury stock, at cost ...............................     (1,000,000)     (1,000,000)
                                                                   -------------   -------------
               Total shareholders' equity ......................     23,524,577      21,579,875
                                                                   -------------   -------------

                                                                   $ 48,977,374    $ 45,135,167
                                                                   =============   =============

                The accompanying notes are an integral part of these statements.

                                               3

                      FASTNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2000           2001
                                                   -------------   -------------

REVENUES .......................................   $  3,030,310    $  3,660,311

OPERATING EXPENSES:
   Cost of revenues (excluding depreciation) ...      2,471,251       3,151,183
   Selling, general and administrative .........      3,706,513       2,761,604
   Depreciation and amortization ...............      1,001,989       1,761,951
                                                   -------------   -------------
                                                      7,179,753       7,674,738
                                                   -------------   -------------

   Operating loss ..............................     (4,149,443)     (4,014,427)
                                                   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income .............................        318,787         306,967
   Interest expense ............................       (388,078)       (257,536)
   Other .......................................         (3,451)           (310)
                                                   -------------   -------------
                                                        (72,742)         49,121
                                                   -------------   -------------

NET LOSS .......................................   $ (4,222,185)   $ (3,965,306)
                                                   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $      (0.36)   $      (0.25)
                                                   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE ......................     11,690,105      15,682,613
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                                   FASTNET CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2000           2001
                                                                            -------------   -------------
OPERATING ACTIVITIES:
  Net loss ..............................................................   $ (4,222,185)   $ (3,965,306)
  Adjustments to reconcile net loss to net cash
     used in operating activities -
         Depreciation and amortization ..................................      1,001,989       1,761,951
         Amortization of debt discount ..................................        255,802              --
         Amortization of deferred compensation ..........................        136,799          45,177
         Changes in operating assets and liabilities -
             Decrease (increase) in assets -
                Accounts receivable .....................................         17,414         (43,222)
                Other assets ............................................       (248,238)       (257,640)
             Increase (decrease) in liabilities -
                Accounts payable and accrued expenses ...................       (346,880)       (898,158)
                Deferred revenues .......................................        247,344        (144,250)
                Accrued restructuring ...................................             --      (1,380,801)
                Other liabilities .......................................       (484,452)          7,322
                                                                            -------------   -------------
                    Net cash used in operating activities ...............     (3,642,407)     (4,874,927)
                                                                            -------------   -------------
INVESTING ACTIVITIES:
  Purchases of property and equipment ...................................     (1,373,366)       (534,675)
  Cash aquired in business acquisition ..................................             --         208,821
  (Purchases) sales of marketable securities, net .......................    (38,890,723)      7,454,466
                                                                            -------------   -------------
                    Net cash provided by (used) in investing activities .    (40,264,089)      7,128,612
                                                                            -------------   -------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt ..........................................      1,027,994              --
  Repayments of long-term debt ..........................................     (1,008,845)       (252,969)
  Repayments of capital lease obligations ...............................       (554,058)       (726,875)
  Proceeds from issuance of Common stock, net ...........................     49,605,981              --
                                                                            -------------   -------------
                    Net cash provided by (used in) financing activities .     49,071,072        (979,844)
                                                                            -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................      5,164,576       1,273,841
CASH AND CASH EQUIVALENTS, beginning of period ..........................        953,840       5,051,901
                                                                            -------------   -------------

CASH AND CASH EQUIVALENTS, end of period ................................   $  6,118,416    $  6,325,742
                                                                            =============   =============

                     The accompanying notes are an integral part of these statements.

                                                    5

                      FASTNET CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Background

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company"), a Pennsylvania corporation, has been providing Internet access services to its customers since 1994. The Company is a growing business Internet communications, web hosting and colocation provider targeting small and medium sized enterprises in selected high growth secondary markets in the Northeastern area of the United States. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         Quarterly Financial Information and Results of Operations

         The accompanying unaudited financial information as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 has been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of FASTNET and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Management's Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Liquidity and Going Concern

         The Company's business plan has required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. The Company modified its business strategy in October 2000, to allow it to maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. The Company expects these actions will reduce its cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist.

         The Company has incurred losses since inception and expects to continue to incur losses in 2001. As of March 31, 2001, the Company's accumulated deficit was $42,637,843. As of March 31, 2001, cash and cash equivalents and marketable securities were $17,319,573. The Company believes that its existing cash and cash equivalents, marketable securities, and available financing under existing equipment lease facilities will be sufficient to meet its working capital and capital expenditure requirements into 2002. However, the Company may be required to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to idle additional markets and make further reductions in head count. Any of these events could harm our business, financial condition or results of operations.

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

         Comprehensive Income

         The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from in the shareholders' equity section of the balance sheet. For the three months ended March 31, 2000 and 2001, comprehensive income was as follows:
                                                   THREE MONTHS ENDED
                                           MARCH 31, 2000        MARCH 31, 2001
                                         ------------------    ----------------
 Net loss ............................   $      (4,222,185)    $    (3,965,306)
 Unrealized gain on marketable
 securities ..........................               5,465              10,517
                                         ------------------    ----------------
 Comprehensive loss ..................   $      (4,216,720)    $    (3,954,789)
                                         ==================    ================


         Major Customers

         The Company derived revenues of approximately 11%, 21%, 20% and 15% for the years ended December 31, 1998, 1999, 2000 and the three months ended March 31, 2001 respectively, from one customer. As of March 31, 2001, the Company had outstanding accounts receivable from this customer of $384,653 respectively.

         Reclassifications

         Certain reclassifications have been made to the prior period to conform to the current period presentation.

(2)      INITIAL PUBLIC OFFERING

         On February 7, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. An additional 600,000 shares of Common stock were issued pursuant to the exercise of the underwriters' over-allotment option. The Company received net proceeds of $49,605,981 from the initial public offering and the exercise of the over-allotment option.

(3)      ACQUISITON

         On March 14, 2001, the Company acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, NY, for 2,000,000 shares of common stock valued at $1,875,000. The results of operations from the acquired business have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, "Accounting for Business Combinations." The excess of the purchase price over the fair value of net assets acquired was preliminarily determined to be $1,200,397. This entire amount was preliminarily allocated to acquired technology and is being amortized on a straight-line basis over 3 years. Amortization expense for the three months ended March 31, 2001, was $18,286. The pro forma information is not presented as information for Cybertech is immaterial.

         The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition:

         Noncash assets:
              Accounts receivable ...........................    $      82,402
              Other current assets ..........................          660,183
              Property and equipment ........................        1,395,137
              Intangibles....................................        1,200,397
                                                                 --------------
                                                                 $   3,338,119
                                                                 ==============
         Assumed liabilities:
              Accounts payable ..............................    $   1,013,626
              Accrued expenses ..............................          226,231
              Deferred revenues .............................          181,083
              Debt ..........................................          250,000
              Other liabilities .............................            1,000
                                                                 --------------
                                                                     1,671,940
                                                                 --------------
              Net noncash assets acquired ...................        1,666,179
         Purchase price paid in stock .......................       (1,875,000)
                                                                 --------------
         Cash acquired ......................................    $    (208,821)
                                                                 ==============

(4)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of March 31, 2001, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                            December 31, 2000    March 31, 2001
                                            ----------------    ----------------

         Equipment .......................  $    17,811,184     $    18,984,978
         Computer equipment...............        1,815,519           2,092,251
         Computer software................        1,584,685           1,696,258
         Furniture and fixtures...........          609,661             645,453
         Leasehold improvements...........        2,961,217           3,227,097
                                            ----------------    ----------------
                                                 24,782,266          26,646,037
         Less-Accumulated depreciation
           and amortization...............       (5,151,255)         (6,523,044)
                                            ----------------    ----------------
                                            $    19,631,011     $    20,122,993
                                            ================    ================

Depreciation and amortization expense for the three months ended March 31, 2000 and 2001 was $630,091 and $1,371,789, respectively. The net carrying value of property and equipment under capital leases was $11,604,918 and $9,089,913 at December 31, 2000 and March 31, 2001, respectively.

(6)      INTANGIBLE ASSETS

         Intangible assets represent the purchase price of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 3 years. The carrying value of goodwill and other intangibles are evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill or other intangible exists at March 31, 2001. Amortization of goodwill and other intangible assets was approximately $371,877 and $390,163 for the three months ended March 31, 2000 and 2001, and is included in depreciation and amortization expense.

(7)      RESTRUCTURING CHARGE

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

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $2,664,842 has not been paid as of March 31, 2001 and is, accordingly, classified as accrued restructuring. The Company anticipates that the total amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring. In addition in 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan.

         The activity in the restructuring charge accrual during the three months ended March 31, 2001 is summarized in the table below:

                                                                            Accrued       Cash Payments         Accrued
                                                                         Restructuring     During the        Restructuring
                                                                             Charge        Three Months          Charge
                                                                       As of December 31,     Ended          As of March 31,
                                                                               2000       March 31, 2001          2001
                                                                         ---------------  ----------------  ---------------
         Telecommunications exit and termination fees................    $    2,552,472   $       704,372   $    1,848,100
         Leasehold termination costs.................................           708,818           233,977          474,841
         Sales and marketing contract terminations...................           522,520           373,167          149,353
         Facility exit costs.........................................           261,833            69,285          192,548
                                                                         ---------------  ----------------  ---------------
                                                                         $    4,045,643   $     1,380,801   $    2,664,842
                                                                         ===============  ================  ===============

(8)      DEBT

         On January 19, 2000, the Company sold a $1,000,000 bridge financing note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $255,802 using the Black Scholes pricing model and recorded as a debt discount, which was amortized to interest expense over the term of the note. The note was repaid with the proceeds from the initial public offering.

(9)      DEFERRED COMPENSATION

         As a result of the termination or departure of employees, $166,527 of the unamortized balance of deferred compensation was reversed in the quarter ended March 31, 2001.

(10)     LEASE ARRANGEMENT

         During the first quarter of 2000, the Company received a credit line of $3,000,000 from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5,000,000 to the original credit facility. These credit facilities are used to secure computer-related equipment under three-year capital leases. As of March 31, 2001, the Company had utilized $6.5 million of these credit facilities.

         In June 1999, the Company entered into a $20,000,000 master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. As of March 31, 2001, the Company had used $4.3 million under this agreement.

(11)     NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 PART II. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, OUR ABILITY TO: OFFER OUR CUSTOMERS IN THE NEW YORK REGION THE FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; EXPAND OUR CUSTOMER BASE; MIGRATE CUSTOMERS FROM OUR COMPETITORS IF THE INDUSTRY CONTINUES TO CONSOLIDATE AND GROW OUR REVENUES; DECREASE SOHO REVENUES AS A PERCENTAGE OF TOTAL REVENUES; REDUCE OUR COST OF REVENUES; CHANGE OUR INTEREST INCOME AND INTEREST EXPENSE THROUGH REVISED OPERATIONS; REACH EBITDA POSITIVE RESULTS BY THE END OF 2001 ALLOWING US TO MAINTAIN OPERATIONS WITHOUT ANY ADDITIONAL FUNDING IN 2002. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS PRESS RELEASE IN THE FUTURE.


OVERVIEW

         We are an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in selected high growth second tier markets in the Northeastern United States. Our services included high-speed data and Internet services, data center services, including managed and unmanaged web hosting and colocation services, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with world-class customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, frame relay, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

         On February 7, 2000, we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. On March 7, 2000, we sold 600,000 shares of Common stock at a price of $12.00 per share pursuant to the exercise of the underwriter's over-allotment option. We received aggregate net cash proceeds of $49,605,981 million from the initial public offering and exercise of the over-allotment option.

         On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and SOHO access located in New York State. Cybertech has deployed wireless networks in Rochester, Syracuse, Albany and Buffalo. Once the integration is complete, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's employees network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

         As of March 31, 2001, we provided Internet access and enhanced services to approximately 940 enterprise customers, 20,100 SOHO customers, and 8,200 customers using our web hosting, and colocation services.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2001 as we seek to execute our revised business plan. Our net losses were $1,274,290, $5,601,071 and $31,140,920 for the years ended December 31, 1998, 1999, 2000 respectively, and $3,965,306 for the three months ended March 31, 2001.

MODIFICATION OF OUR STRATEGIC PLAN

         On October 10, 2000, we modified our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Our selling and marketing strategy is now focused on markets located in Pennsylvania, New Jersey and New York.

         Simultaneous with the modification of our strategic plan, we recorded a restructuring charge of $5,159,503 primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations

         The activity in the restructuring charge accrual during the three months ended March 31,2001 is summarized in the table below:

                                                            Accrued        Cash Payments       Accrued
                                                          Restructuring     During the      Restructuring
                                                             Charge        Three Months         Charge
                                                        As of December 31,     Ended       As of March 31,
                                                               2000       March 31, 2001         2001
                                                         ---------------  ---------------   ---------------
 Telecommunications exit and termination fees........    $    2,552,472   $       704,372   $    1,848,100
 Leasehold termination costs.........................           708,818           233,977          474,841
 Sales and marketing contract terminations...........           522,520           373,167          149,353
 Facility exit costs.................................           261,833            69,285          192,548
                                                         ---------------  ----------------  ---------------
                                                         $    4,045,643   $     1,380,801   $    2,664,842
                                                         ===============  ================  ===============

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

         The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS ENDED MARCH 31,
                                                                2000       2001
                                                              --------  --------
         Revenues ........................................     100.0%    100.0%

         Operating expenses:
              Cost of services (excluding depreciation)...      81.5      86.1
              Selling, general and administrative ........     122.3      75.4
              Depreciation and amortization ..............      33.1      48.1
                                                              --------  --------
         Operating loss ..................................    (136.9)   (109.6)
         Other expense,net ...............................      (2.4)     (1.3)
                                                              --------  --------

         Net loss ........................................    (139.3)%  (108.3)%
                                                              ========  ========

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         REVENUES. Revenues increased by $630,000 or 21% to $3.7 million for the three months ended March 31, 2001, compared to $3.0 million for the three months ended March 31, 2000. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access and web hosting services. Our dedicated Internet access customer base grew by 104% from 460 as of March 31, 2000, to 940 as of March 31, 2001. Our web hosting customer base grew by 42% from 5,800 as of March 31, 2000, to 8,250 as of March 31, 2001. Our revenue growth for the first quarter of 2001 was partially off-set by a loss of some directly connected business customers using our DSL services, due to the business failure of Northpoint Communication's and the troubled financial conditions of other DSL providers.

         For the three months ended March 31, 2001, we derived $558,000 or 15% of our revenues from Microsoft's WebTV Networks Inc., as compared to $748,000 or 25% of our revenues for the three months ended March 31, 2000. During the remaining nine months of 2001, we expect WebTV revenues to decrease both in absolute dollars and as a percentage of revenue as a result of WebTV's network consolidation plan.

         COST OF REVENUES. Cost of revenues increased by $680,000 or 28% from $2.5 million dollars for the three months ended March 31, 2000, to $3.2 million for the three months ended March 31, 2001. In addition, gross margin decreased from 18% for the three months ended March 31, 2000, to 14% for the three months ended March 31, 2001. This decrease in gross margin was primarily a result of an increase in Internet backbone capacity from our primary provider, MCI Worldcom and an increase in engineering personnel from 17 as of March 31, 2000 to 31 as of March 31, 2001. Modifications to reduce the network costs for operational markets, as well as for Internet backbone costs have been implemented and we believe that these modifications will further reduce our cost of revenues.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $945,000 or 25% from $3.7 million for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001. A significant portion of this decrease is due to $705,000 of non-recurring charges that were included in the first quarter of 2000 relating to non cash compensation charges. Excluding these one-time items, head count, excluding the 18 selling, general and administrative employees who we hired as part of the Cybertech transaction on March 14, 2001, remained almost constant at 102 at March 31, 2000 compared to 104 as of March 31, 2001. The additional decline in selling, general, and administrative expenses relates to general cost containment efforts the company continued during the first quarter 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $760,000 or 76% from $1.0 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. This increase is comprised of depreciation on networking equipment acquired during 2000 and the depreciation expense on assets acquired from Cybertech Wireless.

         OTHER INCOME/EXPENSE. Interest income decreased by $12,000 from $319,000 for the three months ended March 31, 2000 to $307,000 for the three months ended March 31, 2001. This decrease in interest income resulted from the lower amount of interest bearing marketable securities. Interest expense decrease by $130,000 from $388,000 for three months ended March 31, 2000 to $258,000 for the three months ended March 31, 2001. The decrease in interest expense is primarily the result of an increase in interest expense for equipment that we financed to expand our network infrastructure entirely offset by the amortization of debt discount of $255,802 relating to the value assigned to the warrant issued in connection with the January 19, 2000 bridge financing recorded in the first quarter of 2000. We expect interest income to decrease as we use our cash and marketable securities to fund our operating losses and interest expense to increase more slowly as a result of reducing the amount of equipment that we will purchase under capital leases during the remainder of 2001.

CASH FLOWS ANALYSIS

                                                             THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                 2000            2001
                                                            -------------   -------------
Other Financial Data:
    Cash flows used in operating activities .............   $ (3,642,407)   $ (4,874,927)
    Cash flows provided by (used in) investing activities    (40,264,089)      7,128,612
    Cash flows provided by (used in) financing activities     49,071,072        (979,844)
                                                            -------------   -------------
    Net increase in cash and cash equivalents ...........   $  5,164,576    $  1,273,841
                                                            =============   =============


         Cash flows used by operating activities increased by $1.2 million from cash used of $3.6 million for the three month period ended March 31, 2000 to $4.9 million cash used in the three month period ended March 31, 2001. This increase in cash used in operations is primarily the result of payments made to reduce our accrued restructuring charge partially offset by a reduction in net loss.

         Cash flows from investing activities increased by $47.4 million from cash used of $40.3 million for the three months ended March 31, 2000 to cash provided of $7.2 million for the three months ended March 31, 2001. This increase in cash flows is primarily attributable to the Company's sales rather than purchases of marketable securities and a decrease in purchases of property and equipment.

         Cash flows from financing activities decreased by $50.1 million from cash provided of $49.1 million for the three months ended March 31, 2000 to cash used of $1.0 million during the three months ended March 31, 2001. The decrease in cash flows from financing activities is primarily the result of the cash inflows from the Company's Initial Public Offering and exercise of the underwriters' over allotment partially offset in part by an increase in payment for capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         The business plan we executed at the time of our IPO required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 to allow us to maintain operations without any additional funding into 2002. Simultaneous with the modification of our strategic plan, we recorded a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. We expect these actions will reduce our cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist. As of March 31, 2001, we had $17.3 million in cash and marketable securities. We believe that the cash and investments we have available will be sufficient to fund operations into 2002.

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $2,664,842 has not been paid as of March 31, 2001 and is, accordingly, classified as accrued restructuring. The Company anticipates that the entire amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at March 31, 2001 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at March 31, 2001. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved currently in any legal proceedings that either individually or taken as a whole, are likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c) On March 14, 2001 we issued 2,000,000 share of our Common stock to Cybertech Wireless Inc., in connection with our purchase of the assets and substantially all of the liabilities of Cybertech. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

         (d)      Use of Proceeds of the Initial Public Offering

         Our initial public offering, or IPO, was completed in February 2000. The proceeds received net of underwriting discounts and commissions, and other transaction costs were approximately $49,606,000.

         From the effective date of the Registration Statement through March 31, 2001, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

         Net IPO Proceeds ..........................        $49,606,000
                                                            ------------

         Repayment of debt .........................          3,427,000
         Payment of other obligations ..............            794,000
         Capital Expenditures ......................          9,862,000
         Working Capital Requirements ..............         20,647,000
                                                            ------------
                                                             34,730,000

         Total remaining ...........................        $14,876,000
                                                            ============

         Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with our investment policy.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         None

ITEM 5.  OTHER INFORMATION

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

         o our ability to enter into selected product or service partnerships; and

         o our ability to open new markets through acquisitions of financially sound ISPs within these new markets

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

         If we do not achieve the expected cost savings and reduction in cash consumption under this plan, then we will need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

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

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND THE THREE MONTHS ENDED MARCH 31, 2001 OUR LARGEST CUSTOMER ACCOUNTED FOR 20%, 21%, AND 15% OF OUR TOTAL REVENUES. THE LOSS OF THIS CUSTOMER COULD HARM OUR RESULTS OF OPERATIONS.

         Although our primary business strategy is to focus on selling Internet access solutions and enhanced products and services to small and medium sized businesses through a consultative approach, we currently derive, and may derive in the future a significant portion of our revenue from a limited number of customers that are not the focus of our business plan. For example, Lucent Technologies, Inc. accounted for 7% of total revenues for the year ended December 31, 1999, and 11% of total revenues for the fiscal year ended December 31, 1998 and Microsoft's WebTV Networks, Inc. accounted for 15% of revenues for the three months ended March 31, 2001, 20% of revenues for the fiscal year ended December 31, 2000, and 21% of total revenues for the fiscal year ended December 31, 1999. If we are unable to implement our revised business strategy of capturing market share among small and medium sized business customers by differentiating FASTNET from competitors through a consultative problem solving sales approach, then, we will continue to be substantially dependent upon revenues from our larger customers. We expect revenues from these customers to vary from year to year. Our agreement with Microsoft's WebTV Networks may be terminated upon 120 days notice and was renewed in September 2000, with a reduced rate per subscriber as part of the new agreement. The loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the years ended December 31, 1998, 1999, 2000, and the three months ended March 31, 2001 we had losses of $1.3 million, $5.6 million $31.1 million, and $4.0 million respectively.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the three months ended March 31, 2001, we had a net loss of $4.0 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE.

         The market price of our Common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our Common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our Common stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our Common stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

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

WE COULD FACE SIGNIFICANT AND INCREASING COMPETITION IN OUR INDUSTRY, WHICH COULD CAUSE US TO LOWER PRICES RESULTING IN REDUCED REVENUES.

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

WE COULD FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On February 12, 2001, the Company filed a report on Form 8-K relating to the Company's compliance with NASDAQ contined listing requirements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FASTNET Corporation:


Date:    May 15, 2001                        /s/ Stephen A. Hurly
                                             ----------------------------------
                                             Stephen A. Hurly
                                             Chief Executive Officer


Date:    May 15, 2001                        /s/ Stanley F. Bielicki
                                             ----------------------------------
                                             Stanley F. Bielicki
                                             Chief Financial Officer