Form 10-Q
period 2001-06-30
FASTNET CORP
filed 2001-08-14
CIK 1092536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
 (State or Other Jurisdiction Of                             (I.R.S. Employer
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No | |

         The number of shares of the registrant's Common stock outstanding as of August 14, 2001 was 17,990,947.

================================================================================

                               FASTNET CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and
         June 30, 2001 (unaudited) ............................................3

         Consolidated Statements of Operations (unaudited) - Three and
         Six Months Ended June 30, 2000 and 2001  .............................4

         Consolidated Statements of Cash Flows (unaudited) - Six months Ended
         June 30, 2000 and 2001  ..............................................5

         Notes to Unaudited Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 3.  Defaults Upon Senior Securities .....................................18

Item 4.  Submission of Matters to a Vote of Security Holders .................18

Item 5.  Other Information ...................................................19

Item 6.  Exhibits and Reports on Form 8-K ....................................25


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,          JUNE 30,
                                                                                        2000                2001
                                                                                    -------------      -------------
                                           ASSETS                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ................................................      $  5,051,901       $  4,944,489
     Marketable securities ....................................................        18,455,543          7,835,068
     Accounts receivable, net of allowance of $776,977 and $858,527 ...........         2,570,154          2,557,267
     Other current assets .....................................................           521,781          1,350,527
                                                                                    -------------      -------------

                  Total current assets ........................................        26,599,379         16,687,351

PROPERTY AND EQUIPMENT, net ...................................................        19,631,011         18,732,917

INTANGIBLES, net ..............................................................         2,350,274          2,686,793

OTHER ASSETS ..................................................................           396,710            369,081
                                                                                    -------------      -------------

                                                                                    $ 48,977,374       $ 38,476,142
                                                                                    =============      =============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ........................................      $     17,541       $     12,874
     Current portion of capital lease obligations .............................         4,681,781          5,330,122
     Accounts payable .........................................................         2,576,087          2,481,576
     Accrued expenses .........................................................         3,804,893          2,076,454
     Deferred revenues ........................................................         3,113,321          3,354,179
     Accrued restructuring ....................................................         4,045,643          2,043,263
                                                                                    -------------      -------------

                  Total current liabilities ...................................        18,239,266         15,298,468
                                                                                    -------------      -------------

LONG-TERM DEBT ................................................................            29,746             28,274

CAPITAL LEASE OBLIGATIONS .....................................................         7,105,678          5,348,907

OTHER LIABILITIES .............................................................            78,107             95,345
                                                                                    -------------      -------------

SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, no shares
         outstanding at December 31, 2000 and June 30, 2001) ..................                --                 --
     Common stock (50,000,000 shares authorized, 15,990,947 and
         17,990,947 shares outstanding at December 31, 2000 and June 30, 2001)        64,414,205         66,221,609
     Deferred compensation ....................................................          (797,354)          (537,908)
     Note receivable ..........................................................          (437,500)          (437,500)
     Accumulated other comprehensive income ...................................            17,763              1,512
     Accumulated deficit ......................................................       (38,672,537)       (46,542,565)
     Less - Treasury stock, at cost ...........................................        (1,000,000)        (1,000,000)
                                                                                    -------------      -------------

                  Total shareholders' equity ..................................        23,524,577         17,705,148
                                                                                    -------------      -------------

                                                                                    $ 48,977,374       $ 38,476,142
                                                                                    =============      =============

                 The accompanying notes are an integral part of these consolidated statements.

                                          FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                      2000              2001               2000               2001
                                                 -------------      -------------      -------------      -------------
REVENUES ..................................      $  3,168,815       $  4,043,289       $  6,199,125       $  7,703,600

OPERATING EXPENSES:
   Cost of revenues .......................         3,143,893          2,930,508          5,642,010          6,080,406
   Selling, general and administrative ....         5,046,754          2,988,527          8,725,725          5,749,120
   Depreciation and amortization ..........         1,113,252          1,957,641          2,115,241          3,719,592
                                                 -------------      -------------      -------------      -------------
                                                    9,303,899          7,876,676         16,482,976         15,549,118
                                                 -------------      -------------      -------------      -------------

   Operating loss .........................        (6,135,084)        (3,833,387)       (10,283,851)        (7,845,518)
                                                 -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
   Interest income ........................           695,955            171,656          1,014,753            478,625
   Interest expense .......................          (135,036)          (242,126)          (523,115)          (499,662)
   Other ..................................            (1,290)              (867)            (4,751)            (3,473)
                                                 -------------      -------------      -------------      -------------
                                                      559,629            (71,337)           486,887            (24,510)
                                                 -------------      -------------      -------------      -------------

NET LOSS ..................................      $ (5,575,455)      $ (3,904,724)      $ (9,796,964)      $ (7,870,028)
                                                 =============      =============      =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $      (0.37)      $      (0.23)      $      (0.73)      $      (0.48)
                                                 =============      =============      =============      =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE .................        14,989,804         17,345,112         13,339,555         16,528,238
                                                 =============      =============      =============      =============

                      The accompanying notes are an integral part of these consolidated statements.

                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2000               2001
                                                                               -------------      -------------
OPERATING ACTIVITIES:
     Net loss ............................................................      $ (9,796,964)      $ (7,870,028)

     Adjustments to reconcile net loss to net cash
        used in operating activities -
         Depreciation and amortization ...................................         2,115,241          3,719,592
         Amortization of debt discount ...................................           255,802                 --
         Amortization of deferred compensation ...........................           213,650             84,177
         Changes in operating assets and liabilities -
              Decrease (increase) in assets -
                  Accounts receivable ....................................          (184,948)            95,289
                  Other assets ...........................................          (680,585)          (140,934)
              Increase (decrease) in liabilities -
                  Accounts payable and accrued expenses ..................          (161,036)        (2,955,134)
                  Deferred revenues ......................................           398,722             59,775
                  Accrued restructuring ..................................                --         (2,002,380)
                  Other liabilities ......................................          (779,553)            16,238
                                                                               -------------      -------------

                      Net cash used in operating activities ..............        (8,619,671)        (8,993,405)
                                                                               -------------      -------------
INVESTING ACTIVITIES:
     Purchases of property and equipment .................................        (3,717,428)          (628,524)
     Cash acquired in business acquisition ...............................                --            208,821
     Sales (purchases) of marketable securities, net .....................       (35,695,013)        10,604,224
                                                                               -------------      -------------

Net cash provided by (used) in investing activities ......................       (39,412,441)        10,184,521
                                                                               -------------      -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt ........................................         1,027,994                 --
     Repayments of long-term debt ........................................        (1,017,991)          (256,139)
     Repayments of capital lease obligations .............................          (791,353)        (1,042,389)
     Proceeds from issuance of Common stock, net .........................        49,646,878                 --
                                                                               -------------      -------------

                      Net cash provided by (used in) financing activities        48,865,528         (1,298,528)
                                                                               -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................           833,416           (107,412)
CASH AND CASH EQUIVALENTS, beginning of period ...........................           953,840          5,051,901
                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS, end of period .................................      $  1,787,256       $  4,944,489
                                                                               =============      =============

                 The accompanying notes are an integral part of these consolidated statements.

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

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information as of June 30, 2000 and 2001 and for the six months ended June 30, 2000 and 2001 has been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

         LIQUIDITY AND GOING CONCERN

         The Company's business plan has required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. The Company modified its business strategy in October 2000, to allow it to maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. As a result of its modified strategy, the Company has realized a reduction in its cash consumption both as a percentage of revenues and in nominal dollars.

         The Company has incurred losses since inception and expects to continue to incur losses in 2001. As of June 30, 2001, the Company's accumulated deficit was $46,542,565. As of June 30, 2001, cash and cash equivalents and marketable securities were $12,779,557. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to meet its working capital and capital expenditure requirements into 2002. However, the Company may be required to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to make further modifications to its strategic plan. These further modifications could harm the Company's business, financial condition, or results of operations.

         The Company is subject to those risks associated with companies operating in the telecommunication services industry. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on major customers, risks from competition, new products and technological change, price and margin pressures and dependence on key personnel.

         COMPREHENSIVE INCOME

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from in the shareholders' equity section of the balance sheet. For the three and six months ended June 30, 2000 and 2001, comprehensive loss was as follows:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,        JUNE 30,      JUNE 30,        JUNE 30,
                                                      2000           2001           2000            2001
                                                  ------------   ------------   ------------   ------------
Net loss                                          $(5,575,455)   $(3,904,724)   $(9,796,964)   $(7,870,028)
Unrealized gain (loss) on marketable securities        (1,896)         5,734         (2,999)        16,251
                                                  ------------   ------------   ------------   ------------
Comprehensive loss                                $(5,577,351)   $(3,898,990)   $(9,799,963)   $(7,853,777)
                                                  ============   ============   ============   ============


         REVENUE RECOGNITION

         Revenues include one-time and recurring charges to customers for connectivity services.. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the life of the customer contract. The Company recognizes recurring connectivity revenues over the period the services are provided. The Company offers contracts for Internet solutions that are generally paid for in advance by customers. Revenue recognition on these advance payments is deferred at the time of billing and recognized as revenue ratably over the service period.

         Revenues are also derived from the resale of products, including hardware and software, colocation and web hosting services. The Company sells its colocation and web hosting and related services for contractual periods ranging from one to twelve months. These contracts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenues in the period in which customers utilize such services.

         MAJOR CUSTOMERS

         The Company derived revenues of approximately 24%, 13%, 25% and 14% for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001 respectively, from the Company's largest customer, WebTV. FASTNET expects to discontinue all services to WebTV by September 2001. As of June 30, 2001, the Company had outstanding accounts receivable from this customer of $312,133. No other customer accounted for more than 10% of total revenues for the periods presented.

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

(3)      ACQUISITION

         On March 14, 2001, the Company acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, NY, for 2,000,000 shares of common stock valued at $1,875,000. The results of operations from the acquired business have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, "Accounting for Business Combinations." The excess of the purchase price over the fair value of net assets acquired was preliminarily determined to be $1,200,397. This entire amount was preliminarily allocated to acquired technology and is being amortized on a straight-line basis over 3 years. Amortization expense for the six months ended June 30, 2001, was $120,124. Pro forma information for Cybertech is not material, and therefore, has not been presented..

         The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition:

         Noncash assets:
              Accounts receivable .......   $    82,402
              Other current assets ......       660,183
              Property and equipment ....     1,395,137
              Intangibles ...............     1,200,397
                                            ------------
                                            $ 3,338,119
                                            ============
         Assumed liabilities:
              Accounts payable ..........   $ 1,013,626
              Accrued expenses ..........       226,231
              Deferred revenues .........       181,083
              Debt ......................       250,000
              Other liabilities .........         1,000
                                            ------------
                                              1,671,940
                                            ------------
              Net noncash assets acquired     1,666,179
         Purchase price paid in stock ...    (1,875,000)
                                            ------------
         Cash acquired ..................   $  (208,821)
                                            ============


(4)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of June 30, 2001, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                      DECEMBER 31, 2000  JUNE 30, 2001
                                      -----------------  -------------
         Equipment ...................   $ 17,811,184    $ 19,068,204
         Computer equipment ..........      1,815,519       2,100,725
         Computer software ...........      1,584,685       1,700,023
         Furniture and fixtures ......        609,661         645,453
         Leasehold improvements ......      2,961,217       3,225,481
                                         -------------   -------------
                                           24,782,266      26,739,886
         Less-Accumulated depreciation
           and amortization ..........     (5,151,255)     (8,006,969)
                                         -------------   -------------
                                         $ 19,631,011    $ 18,732,917
                                         =============   =============


         Depreciation and amortization expense for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001 was $741,375, $1,483,926, $1,371,489 and $2,855,714, respectively. The net carrying value of property and equipment under capital leases was $11,604,918 and $8,366,990 at December 31, 2000 and June 30, 2001, respectively.


(6)      INTANGIBLE ASSETS

         Intangible assets represent the purchase price of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 3 years. The carrying value of goodwill and other intangibles are evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill or other intangible exists at June 30, 2001. Amortization of goodwill and other intangible assets was approximately $371,877, $473,715, $743,752 and $863,878 for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001, and is included in depreciation and amortization expense (See Note 9).


(7)      RESTRUCTURING CHARGE

         On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "Restructuring Plan.") Selling and marketing efforts will be focused on markets located in Pennsylvania and New Jersey. The Restructuring Plan includes redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the Restructuring Plan, the Company terminated 44 employees.

         The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related costs in the markets being closed. These costs consist of both Internet backbone connectivity cost, as well as network and access costs.. Leasehold termination payments includes carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations.

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $2,043,263 has not been paid as of June 30, 2001 and is, accordingly, classified as accrued restructuring. The Company anticipates that the total amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring. In addition, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan in December 2000.

         The activity in the restructuring charge accrual during the six months ended June 30, 2001 is summarized in the table below:

                                                 ACCRUED    CASH PAYMENTS   ACCRUED
                                              RESTRUCTURING  DURING THE  RESTRUCTURING
                                                 CHARGE      SIX MONTHS     CHARGE
                                                  AS OF         ENDED       AS OF
                                               DECEMBER 31,    JUNE 30,    JUNE 30,
                                                  2000          2001         2001
                                               -----------  -----------  -----------
Telecommunications exit and termination fees   $2,552,472   $1,133,481   $1,418,991
Leasehold termination costs ................      708,818      355,565      353,253
Sales and marketing contract terminations ..      522,520      391,362      131,158
Facility exit costs ........................      261,833      121,972      139,861
                                               -----------  -----------  -----------
                                               $4,045,643   $2,002,380   $2,043,263
                                               ===========  ===========  ===========


(8)      LEASE ARRANGEMENT

         During the first quarter of 2000, the Company received a credit line of $3,000,000 from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5,000,000 to the original credit facility. These credit facilities were used to secure computer-related equipment under three-year capital leases.

         In June 1999, the Company entered into a $20,000,000 master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. Capital lease obligations related to the credit facilities as of June 30, 2001 totaled $4.1 million. In August 2001, the Company signed a Settlement and Release

Agreement to settle the capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 cash payment in August 2001 to the vendor in exchange for full satisfaction of all of the Company's obligations related to this arrangement. Additionally, the Company received title to the equipment subject to this lease. An extraordinary gain on early extinguishment of debt will be recorded in the third quarter of 2001 of the excess capital lease obligation over the one-time cash payment

(9)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

(10)     NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 PART II. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, OUR ABILITY TO: OFFER OUR CUSTOMERS IN THE NEW YORK REGION THE FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; UTILIZE CYBERTECHS' EMPLOYEE NETWORK KNOWLEDGE TO BUILD OUT WIRELESS NETWORKS IN SELECTED EXISTING FASTNET MARKETS; EXPAND OUR CUSTOMER BASE; MIGRATE CUSTOMERS FROM OUR COMPETITORS IF THE INDUSTRY CONTINUES TO CONSOLIDATE; GROW OUR REVENUES BY CAPTURING MARKET SHARE FROM OTHER PROVIDER AND THROUGH SALES OF ALTERNATIVE SERVICE OFFERINGS; REDUCE OUR COST OF REVENUES AND CASH CONSUMPTION RATE; MAINTAIN OPERATIONS WITHOUT ANY ADDITIONAL FUNDING INTO 2002. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS FORM 10-Q IN THE FUTURE.

OVERVIEW

         We are an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in selected high growth second tier markets in the Northeastern United States. Our services include high-speed data and Internet services, data center services, including managed and unmanaged web hosting and colocation services, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with world-class customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, frame relay, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

         On February 7, 2000, we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. On March 7, 2000, we sold 600,000 shares of Common stock at a price of $12.00 per share pursuant to the exercise of the underwriter's over-allotment option. We received aggregate net cash proceeds of $49,605,981 from the initial public offering and exercise of the over-allotment option.

         On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and SOHO access located in New York State. Cybertech has deployed wireless networks in Rochester, Syracuse, Albany and Buffalo. Once the integration is complete, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's employee network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

         As of June 30, 2001, we provided Internet access and enhanced services to approximately 1,033 enterprise customers, 20,501 SOHO customers, and 8,085 customers using our web hosting and colocation services.

RECENT DEVELOPMENTS

         In August 2001, the Company signed a Settlement and Release Agreement to settle certain capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 cash payment in August 2001 to the lender in exchange for full satisfaction of all of the Company's obligations related to this arrangement. Additionally, the Company received title to the equipment subject to this lease. An extraordinary gain on early extinguishments of debt will be recorded in the third quarter of 2001 of the excess capital lease obligation over the one-time cash payment.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2001 as we seek to execute our revised business plan. Our net losses were $1,274,290, $5,601,071 and $31,140,920 for the years ended December 31, 1998, 1999, 2000 respectively, and $7,870,028 for the six months ended June 30, 2001.

MODIFICATION OF OUR STRATEGIC PLAN

         On October 10, 2000, we modified our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000.

         Simultaneous with the modification of our strategic plan, we recorded a restructuring charge of $5,159,503 primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations

         The activity in the restructuring charge accrual during the six months ended June 30, 2001 is summarized in the table below:


                                                  ACCRUED    CASH PAYMENTS     ACCRUED
                                               RESTRUCTURING  DURING THE    RESTRUCTURING
                                                  CHARGE      SIX MONTHS       CHARGE
                                                   AS OF         ENDED          AS OF
                                               DECEMBER 31,    JUNE 30,       JUNE 30,
                                                   2000          2001           2001
                                                -----------   -----------   -----------
Telecommunications exit and termination fees    $2,552,472    $1,133,481    $1,418,991
Leasehold termination costs ................       708,818       355,565       353,253
Sales and marketing contract terminations ..       522,520       391,362       131,158
Facility exit costs ........................       261,833       121,972       139,861
                                                -----------   -----------   -----------
                                                $4,045,643    $2,002,380    $2,043,263
                                                ===========   ===========   ===========


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


COST OF REVENUES

         Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbone providers and maintaining our network. Cost of revenues also includes engineering payroll, creative and programming staff payrolls for web design and development and, the cost of third party hardware and software that we sell to our customers, facility rental expense for in market network infrastructure, and rental expense on network equipment financed under operating leases.

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues increased by $874,000, or 28%, to $4.0 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access and enhanced products and services. Our dedicated Internet access customer base grew by 89% from 547 as of June 30, 2000, to 1,033 as of June 30, 2001. Additionally, revenues increased due to the acquisition of Cybertech in March 2001. Our revenue growth from our business and enterprise customers for the three months ended June 30, 2001 was partially offset by the following factors. We lost 33 directly connected business customers using our DSL services due to the business failure of NorthPoint Communications, Inc. We anticipate that revenues generated from DSL services will continue to decline as a percentage of our dedicated access revenues as uncertainty about other national DSL providers grows following recent announcements. We expect, however, that part of this decline will be offset by sales of alternative service offerings that we provide. We experienced a decline in revenues from Microsoft's WebTV Networks, our largest customer and largest user of our wholesale dial-up service. The revenues from this customer declined by $263,000 or 34% from $774,000 for the three months ended June 30, 2000 to $511,000 for the three months ended June 30, 2001. FASTNET expects to discontinue all services to WebTV by September 2001. Our decision to discontinue service is based on our commitment to improve gross margins as well as to remain focused on our core markets.

         COST OF REVENUES. Cost of revenues decreased by $213,000, or 7%, from $3.1 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001. Gross margin increased from 1% for the three months ended June 30, 2000 to 28% for the three months ended June 30, 2001. The decrease in cost of revenues and the improvement in gross margin was primarily due to the reduction in the size and improvement in the efficiency of our network along with reduced pricing on network elements. Offsetting the decrease in cost of revenues was the additional cost of revenues associated with the acquisition of Cybertech. Additionally, the Company reflected credits resulting from telecommunication providers billing errors of $253,000 during the three months ended June 30, 2001. If these credits had not been included, gross margins would have been 21%.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $2.1 million, or 41%, from $5.1 million for the three months ended June 30, 2000 to $3.0 million for the three months ended June 30, 2001. Selling, general and administrative personnel decreased by 37 employees from 123 employees at June 30, 2000 to 86 employees at June 30, 2001. The June 30, 2001 employee count includes those employees that were retained as part of the Cybertech acquisition. Advertising and promotional expenses decreased by $756,000 from $880,000 for the three months ended June 30, 2000 to $124,000 for the three months ended June 30, 2001. This decrease resulted from the elimination or reduction of advertising expenses in markets where the Company discontinued its direct field sales efforts. The remaining decline in selling, general, and administrative expenses relates to the Company's continued general cost containment efforts as well as internal systems optimizations during the three months ended June 30 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $844,000, or 76%, from $1.1 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 30, 2001. This increase is due to additional depreciation relating to networking equipment acquired during 2000 and the six months ended June 30, 2001 and the depreciation on the assets acquired from the Cybertech transaction. In addition, there was an increase in amortization related to the Cybertech transaction. Amortization expense related to Cybertech was $103,000 for the three months ended June 30, 2001.

         OTHER INCOME/EXPENSE. Interest income decreased by $524,000 from $696,000 for the three months ended June 30, 2000 to $172,000 for the three months ended June 30, 2001. This decrease in interest income resulted from the increased use of our marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense increased by $107,000 from $135,000 for the three months ended June 30, 2000 to $242,000 for the three months ended June 30, 2001. The increase in interest expense is primarily the result of equipment that we financed to expand our network infrastructure. We expect interest income to decrease as we use our cash and marketable securities to fund operations. Interest expense is expected to decrease as a result of the early extinguishments of $4.1 million of capital lease obligations in August 2001.


THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000


         REVENUES. Revenues increased by $1.5 million, or 24%, to $7.7 million for the six months ended June 30, 2001 from $6.2 million for the six months ended June 30, 2000. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access and enhanced products and services. Our dedicated Internet access customer base grew by 89% from 547 as of June 30, 2000 to 1,033 as of June 30, 2001. Additionally, revenues increased due to the acquisition of Cybertech in March 2001. Our revenue growth from our business and enterprise customers for the first six months of 2001 was partially offset by the following factors. We lost 33 directly connected business customers using our DSL services due to the business failure of Northpoint Communications, Inc. We anticipate that sales of DSL services will continue to decline as a percentage of our dedicated access revenues as uncertainty about other national DSL providers grows following recent announcements. We expect, however, that part of this decline will be offset by sales of alternative service offerings that we provide. We experienced a decline in revenues from WebTV, our largest customer and user of our wholesale dial-up service. The revenues from this customer declined by $450,000 from $1.5 million for the six months June 30, 2000, to $1.1 million for the six months ended June 30, 2001. FASTNET expects to discontinue all services to WebTV by September 2001. Our decision to discontinue service is based on our commitment to improve gross margins as well as to remain focused on our core markets.

         COST OF REVENUES. Cost of revenues increased by $438,000, or 8%, from $5.6 million for the six months ended June 30, 2000 to $6.1 million for the six months ended June 30, 2001. Gross margin improved by 191% from 9% for the six months ended June 30, 2000 to 21% for the six months ended June 30, 2001. The increase in cost of revenues is due to the time lag in the expected benefits from the reduction in our network infrastructure and the additional telecommunications services purchased to support the anticipated growth in the wholesale dial-up subscribers that was not achieved. Also included in this increase is the cost of revenues of Cybertech which were not included in our operating results prior to March 15, 2001. The improvement in gross margin is due to the reduction in the size and improvement in the efficiency of our network along with reduced pricing on network elements. Offsetting the decrease in cost of revenues was the additional cost of revenues associated with acquisition of Cybertech. Additionally, the Company reflected credits resulting from telecommunication providers billing errors of $253,000 during the six months ended June 30, 2001. If these credits had not been included, gross margins would have been 18%

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $3.0 million, or 34%, from $8.7 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. The decrease is partially due to $705,000 of non-recurring charges that were included in the six months ended June 30 2000 relating to non-cash compensation charges. Selling, general and administrative personnel decreased by 37 employees from 123 employees at June 30, 2000 to 86 employees at June 30, 2001. The June 30, 2001 employee count includes those employees that were retained as part of the Cybertech acquisition. Advertising and promotional expenses decreased by $913,000 from $1.2 million for the six months ended June 30, 2000, to $263,000 for the six months ended June 30, 2001. This decrease resulted from the elimination or reduction of these expenses in markets where we had discontinued our direct field sales efforts. The remaining decline in selling, general, and administrative expenses relates to general cost containment efforts the company continued during the first six months of 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.6 million, or 76%, from $2.1 million for the six months ended June 30, 2000 to $3.7 million for the six months ended June 30, 2001. This increase is comprised of additional depreciation related to networking equipment acquired during 2000 and the six months ended June 30, 2001 and the depreciation on the assets acquired from the Cybertech transaction. In addition, there was an increase in amortization of $121,000 for the six months ended June 30, 2001 related to the Cybertech acquisition.

         OTHER INCOME/EXPENSE. Interest income decreased by $536,000 from $1.0 million for the six months ended June 30, 2000 to $479,000 for the six months ended June 30, 2001. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by $23,000 from $523,000 for the six months ended June 30, 2000 to $500,000 for the six months ended June 30, 2001. The decrease in interest expense is primarily the result of a one-time charge for the amortization of debt discount of $255,802 related to the warrant issued in connection with the January 19, 2000 bridge financing recorded in the first six months of 2000. We expect interest income to decrease as we use our cash and marketable securities to fund operations. Interest expense is expected to decrease as a result of the early extinguishments of $4.1 million of capital lease obligations in August 2001.


CASH FLOWS ANALYSIS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  2000              2001
                                                              -------------    -------------
Other Financial Data:
     Cash flows used in operating activities .............    $ (8,620,000)    $ (8,993,000)
     Cash flows provided by (used in) investing activities     (39,412,000)      10,185,000
     Cash flows provided by (used in) financing activities      48,866,000       (1,299,000)
                                                              -------------    -------------
     Net increase (decrease) in cash and cash equivalents     $    834,000     $   (107,000)
                                                              =============    =============

         Cash flows from operating activities increased by $373,000 from cash used of $8.6 million for the six month period ended June 30, 2000 to cash used of $9.0 million for the six month period ended June 30, 2001. This increase in cash used in operations is primarily the result of payments made to reduce our accrued restructuring charge, partially offset by a reduction in net loss.

         Cash flows from investing activities increased by $49.6 million from cash used of $39.4 million for the six months ended June 30, 2000 to cash provided of $10.2 million for the six months ended June 30, 2001. This increase in cash flows is primarily attributable to the Company's sales rather than purchases of marketable securities and a decrease in purchases of property and equipment.

         Cash flows from financing activities decreased by $50.2 million from cash provided of $48.9 million for the six months ended June 30, 2000 to cash used of $1.3 million during the six months ended June 30, 2001. The decrease in cash flows from financing activities is primarily the result of the cash inflows from the Company's Initial Public Offering and exercise of the underwriters' over allotment partially offset by an increase in payment for capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

         The business plan we executed at the time of our IPO required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 to allow us to maintain operations without any additional funding into 2002. Simultaneous with the modification of our strategic plan, we recorded a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions have, to date, resulted in a reduction of our cash consumption rate. As of June 30, 2001, we had $12.8 million in cash and marketable securities. While we may pursue additional sources of funding, we believe that the cash and investments we have available will be sufficient to fund operations into 2002.

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $2,043,263 has not been paid as of June 30, 2001 and is, accordingly, classified as accrued restructuring. The Company anticipates that the entire amount accrued will be paid in 2001. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAF No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at June 30, 2001 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at June 30, 2001. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

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

         From the effective date of the Registration Statement through June 30, 2001, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

                  Net IPO Proceeds ........................    $    49,606,000
                                                               ----------------

                  Repayment of debt .......................          4,723,000
                  Payment of other obligations ............            794,000
                  Capital Expenditures ....................         10,282,000
                  Working Capital Requirements ............         23,605,000

                  Total remaining .........................    $    10,202,000
                                                               ================

         Unused proceeds of the initial public offering are currently invested in debt and equity securities diversified among high-credit quality securities in accordance with our investment policy.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         We held our Annual Meeting of Stockholders June 22, 2001. Following are descriptions of the matters voted on and the results of such meeting:


                                              Votes            Votes            Votes          Broker
                                               For            Against         Withheld        Non-votes
                                               ---            -------         --------        ---------
1.  Election of Directors:

     Stephen A. Hurly                       13,961,349           --             210,745          --
     Sonny C. Hunt                          13,782,734           --             389,360          --
     Douglas L. Michels                     13,958,224           --             213,870          --
     David J. Farber                        13,863,349           --             308,745          --
     R. Barry Borden                        13,858,314           --             313,780          --
     Alan S. Kessman                        13,959,384           --             212,710          --
     David K. Van Allen                     13,681,914           --             490,180          --

2.   Amendment of the Company's
     Equity Compensation Plan to
     increase the number of author-
     ized shares of Common Stock
     reserved for issuance from
     3,000,000 to 4,000,000                 10,793,795        309,659            30,950          --

3.   Approval of the Company's 2001
     Employee Stock Purchase Plan           10,982,784        121,455            30,135          --

4.   Proposal to ratify the appointment
     of Arthur Andersen, LLP as inde-
     pendent auditors of the Company
     for the year ending December 31,
     2001                                   14,119,595         25,130            27,369          --

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

         o our ability to enter into selected product or service partnerships; and

         o our ability to open new markets through acquisitions of financially sound ISPs within these new markets.

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

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND THE SIX MONTHS ENDED JUNE 30, 2001 OUR LARGEST CUSTOMER ACCOUNTED FOR 20%, 21%, AND 14% OF OUR TOTAL REVENUES. WE PLAN TO TERMINATE SERVICE TO THIS CUSTOMER BEGINNING SEPTEMBER 2001.

         While the termination of our relationship with WebTV, effective September 2001, will reduce our quarter over quarter revenue growth rate and may contribute to a negative quarter over quarter growth rate for the third quarter of 2001, we believe that we have proactively planned to eliminate the expenses associated with this low margin revenue stream, thereby preventing any material adverse effect on our gross margins. If we are unable to completely eliminate all of the expense related to this revenue stream then our continued expected improvements in gross margin, which is the focus of our revised business model, could be adversely effected.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT IF AND WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the years ended December 31, 1998, 1999, 2000, and the six months ended June 30, 2001 we had losses of $1.3 million, $5.6 million $31.1 million, and $7.9 million respectively.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the six months ended June 30, 2001, we had a net loss of $7.9 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

         o the timing of costs including those relating to construction of infrastructure and acquisitions to enter a new market;

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

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE.

         The market price of our Common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our Common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our Common stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of small capitalization, technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our Common stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ NATIONAL MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

         Our Common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00.. If a company's stock does not close with a minimum bid price of at least a $1.00 for 30 consecutive trading days, then the registrant will be out of compliance with one aspect of the Nasdaq continued listing standard. In this event, the Nasdaq's rules allow the registrant 90 days in which to regain compliance with the Nasdaq's listing standard by having its stock close with a minimum bid price of $1.00 or more for ten consecutive trading days. If a registrant is unable to cure the non-compliance within 90 days, then the company will be subject to delisting, pending an opportunity to appeal. Maintaining compliance with each aspect of the Nasdaq's listing stanadars is an on-going process for each listed company. If we were to be delisted from the Nasdaq National Market then trading in our stock would then be conducted on the Nasdaq SmallCap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the SmallCap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock and certain institutional investors might not be able to hold our Common stock.

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

         Many of our competitors have significantly greater market presence, brand-name recognition, and financial resources than we do. In addition, all of the major long distance telephone companies, also known as interexchange carriers, offer Internet access services. The recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, many carriers are integrating horizontally through acquisitions of or joint ventures with Internet service providers, or by wholesale purchase of Internet access from Internet service providers. In addition, many of the major cable companies and other alternative service providers, such as those companies utilizing wireless and satellite based service technologies, have announced their plans to offer Internet access and related services. Accordingly, we may experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also already provide telecommunications and other services to many of our target customers. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services, which we do not currently offer. This bundling of services may harm our ability to compete effectively with them and may result in pricing pressure on us that would reduce our earnings.

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon MCI WorldCom, Inc., and other telecommunication companies as our backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b) No reports were filed on Form 8-K during the three month period ended June 30, 2001.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FASTNET Corporation:


Date:  August 14, 2001                                   /s/ Stephen A. Hurly
                                                     ---------------------------
                                                         Stephen A. Hurly
                                                         Chief Executive Officer


Date:  August 14, 2001                                   /s/ Stanley F. Bielicki
                                                     ---------------------------
                                                         Stanley F. Bielicki
                                                         Chief Financial Officer