Form 10-Q
period 2001-09-30
FASTNET CORP
filed 2001-11-14
CIK 1092536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No | |

         The number of shares of the registrant's Common stock outstanding as of November 14, 2001 was 20,390,947.

================================================================================

                               FASTNET CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000 ....................................................3

         Consolidated Statements of Operations - Three and Nine Months Ended
         September 30, 2001 and 2000 ..........................................4

         Consolidated Statements of Cash Flows - Nine months Ended
         September 30, 2001 and 2000  .........................................5

         Notes to Unaudited Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................19

Item 2.  Changes in Securities and Use of Proceeds ...........................19

Item 3.  Defaults Upon Senior Securities .....................................19

Item 4.  Submission of Matters to a Vote of Security Holders .................19

Item 5.  Other Information ...................................................20

Item 6.  Exhibits and Reports on Form 8-K ....................................26


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                                2001              2000
                                                                                           ---------------  --------------
                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........................................................   $    6,487,815   $    5,051,901
     Marketable securities..............................................................        4,892,467       18,455,543
     Accounts receivable, net of allowance of $834,988 and $776,977.....................        2,544,901        2,570,154
     Other current assets...............................................................          595,075          521,781
                                                                                           ---------------  --------------

                  Total current assets..................................................       14,520,258       26,599,379

PROPERTY AND EQUIPMENT, net.............................................................       17,693,875       19,631,011

INTANGIBLES, net........................................................................        2,213,069        2,350,274

OTHER ASSETS............................................................................          607,269          396,710
                                                                                           ---------------  --------------

                                                                                           $   35,034,471   $   48,977,374
                                                                                           ===============  ===============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt..................................................   $       11,369   $       17,541
     Current portion of capital lease obligations.......................................        2,614,489        4,681,781
     Accounts payable...................................................................        2,923,040        2,576,087
     Accrued expenses...................................................................        2,155,854        3,804,893
     Deferred revenues..................................................................        3,417,955        3,113,321
     Accrued restructuring..............................................................        1,135,585        4,045,643
                                                                                           --------------   --------------

                  Total current liabilities.............................................       12,258,292       18,239,266
                                                                                           ---------------  --------------

LONG-TERM DEBT..........................................................................           23,899           29,746

CAPITAL LEASE OBLIGATIONS...............................................................        3,979,002        7,105,678

OTHER LIABILITIES.......................................................................          114,645           78,107

SHAREHOLDERS' EQUITY:
     Series A Convertible Preferred stock (5,494,505 shares authorized, 2,506,421 and zero
         shares outstanding at September 30, 2001 and December 31, 2000)................          751,986               --
     Common stock (50,000,000 shares authorized, 23,778,557 and 21,778,557 shares issued and 17,990,947 and 15,990,947 shares outstanding at September 30, 2001
         and December 31, 2000, respectively)............................................       67,778,511       64,414,205
     Deferred compensation..............................................................         (390,582)        (797,354)
     Note receivable....................................................................         (437,500)        (437,500)
     Accumulated other comprehensive income.............................................           15,145           17,763
     Accumulated deficit................................................................      (48,058,927)     (38,672,537)
     Less - Treasury stock, at cost.....................................................       (1,000,000)      (1,000,000)
                                                                                           ---------------  --------------

                  Total shareholders' equity............................................       18,658,633       23,524,577
                                                                                           ---------------  --------------

                                                                                           $   35,034,471   $   48,977,374
                                                                                           ==============   ==============

                           The accompanying notes are an integral part of these
                                      consolidated statements.

                                                      3


                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   2001              2000               2001              2000
                                                              -------------      -------------      -------------      -------------
REVENUES ...............................................      $  3,629,943       $  3,225,325       $ 11,333,543       $  9,424,451

OPERATING EXPENSES:
   Cost of revenues ....................................         2,063,758          3,860,150          8,144,164          9,502,160
   Selling, general and administrative .................         2,503,062          6,214,916          8,251,830         14,944,414
   Depreciation and amortization .......................         2,109,175          1,389,469          5,828,767          3,504,710
                                                              -------------      -------------      -------------      -------------
                                                                 6,675,995         11,464,535         22,224,761         27,951,284
                                                              -------------      -------------      -------------      -------------
   Operating loss ......................................        (3,046,052)        (8,239,210)       (10,891,218)       (18,526,833)
                                                              -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
   Interest income .....................................            98,135            632,556            576,759          1,647,308
   Interest expense ....................................          (105,741)          (270,593)          (605,403)          (793,708)
   Other ...............................................            (3,217)            (7,290)            (7,043)           (12,040)
                                                              -------------      -------------      -------------      -------------
                                                                   (10,823)           354,673            (35,687)           841,560
                                                              -------------      -------------      -------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM .........................        (3,056,875)        (7,884,537)       (10,926,905)       (17,685,273)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
OF DEBT ................................................         1,630,328                 --          1,630,328                 --
                                                              -------------      -------------      -------------      -------------

NET LOSS ...............................................        (1,426,547)        (7,884,537)        (9,296,577)       (17,685,273)

DEEMED DIVIDEND - BENEFICIAL CONVERSION FEATURE ........           (89,813)                --            (89,813)                --
                                                              -------------      -------------      -------------      -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .............      $ (1,516,360)      $ (7,884,537)      $ (9,386,390)      $(17,685,273)
                                                              =============      =============      =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
   Loss before extraordinary item after deemed divided -
     beneficial conversion feature .....................      $      (0.18)      $      (0.53)      $      (0.66)      $      (1.27)
   Extraordinary item ..................................              0.09                 --               0.10                 --
                                                              -------------      -------------      -------------      -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .............      $      (0.09)      $      (0.53)      $      (0.56)      $      (1.27)
                                                              =============      =============      =============      =============

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE ......................        17,428,218         14,990,947         16,831,528         13,894,302
                                                              =============      =============      =============      =============

                                The accompanying notes are an integral part of these
                                           consolidated statements.

                                                      4

                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2001                2000
                                                                                   -------------      -------------
OPERATING ACTIVITIES:
   Net loss .................................................................      $ (9,296,577)      $(17,685,273)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Extraordinary item ...................................................        (1,630,328)                --
       Depreciation and amortization ........................................         5,828,767          3,504,710
       Issuance of stock options for services rendered ......................            37,932                 --
       Amortization of debt discount ........................................                --            255,802
       Amortization of deferred compensation ................................           114,536            275,858
       Changes in operating assets and liabilities-
          Decrease (increase) in assets-
            Accounts receivable .............................................           107,655           (458,678)
            Other assets ....................................................           (89,219)          (834,971)
          Increase (decrease) in liabilities-
            Accounts payable and accrued expenses ...........................        (2,776,188)         1,844,849
            Deferred revenues ...............................................           123,551            646,995
            Payments relating to restructuring costs.........................        (2,910,058)                --
            Other liabilities ...............................................            35,538           (765,863)
                                                                                   -------------      -------------

                          Net cash used in operating activities .............       (10,454,391)       (13,216,571)
                                                                                   -------------      -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................          (666,388)        (7,627,087)
   Cash acquired in business acquisition ....................................           208,821                 --
   Sales (purchase) of marketable securities, net ...........................        13,560,458        (26,382,541)
                                                                                   -------------      -------------

Net cash provided by (used) in investing activities .........................        13,102,891        (34,009,628)
                                                                                   -------------      -------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt .............................................                --          1,027,994
   Repayments of long-term debt .............................................          (262,019)        (1,026,981)
   Payment of capital lease settlement ......................................        (2,000,000)                --
   Repayments of capital lease obligations ..................................        (1,155,681)        (1,417,427)
   Proceeds from issuance of Series A Convertible Preferred stock, net ......         2,205,114                 --
   Proceeds from issuance of Common stock, net ..............................                --         49,646,878
                                                                                   -------------      -------------

                          Net cash provided by (used in) financing activities        (1,212,586)        48,230,464
                                                                                   -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................         1,435,914          1,004,265
CASH AND CASH EQUIVALENTS, beginning of period ..............................         5,051,901            953,840
                                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS, end of period ....................................      $  6,487,815       $  1,958,105
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

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 has been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

         The Company has incurred losses since inception and expects to continue to incur losses in 2001. As of September 30, 2001, the Company's accumulated deficit was $48,058,927. As of September 30, 2001, cash and cash equivalents and marketable securities were $11,380,282. The Company believes that it's existing cash and cash equivalents and marketable securities will be sufficient to meet its working capital and capital expenditure requirements into 2003. However, the Company may be required to seek additional sources of financing. In the third quarter of 2001 and in November 2001, the Company issued shares of its Series A Convertible Preferred stock, as more fully described below. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to idle additional markets and make further reductions in head count. Any of these events could harm the Company's business, financial condition or results of operations.

         The Company is subject to those risks associated with companies in the Telecommunications Industry. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products and technological change, price and margin pressures and dependence on key personnel. See Item V of this Form 10-Q for risk factors

         In August 2001, the Company signed an agreement with a lender to settle certain capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 payment in August 2001 to the lender to settle the entire principal balance of certain of its capital lease obligations. Additionally, the lender transferred title of the equipment leased under the capital lease obligations to the Company. A gain on the extinguishment of debt, net of related costs, in the amount of $1,630,328 was recorded in the third quarter of 2001.

         On September 5, 2001, the Company sold 2,506,421 shares of Series A Convertible Preferred stock ("Series A Preferred"), no par value, at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109. On November 12, 2001, the Company sold an additional 790,283 shares of Series A Preferred at a purchase price of $0.91 per share for gross proceeds of $712,891 to the same investors (see Note 3).

         On November 11, 2001, the Company entered into a settlement agreement with an Internet bandwidth provider. The settlement agreement requires a payment of $1,000,000 to settle all outstanding obligations for services provided by the vendor. The $1,000,000 is included in accounts payable and accrued restructuring on the accompanying consolidated balance sheet as of September 30, 2001.

         COMPREHENSIVE INCOME

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from in the shareholders' equity section of the balance sheet. For the three and nine months ended September 30, 2001 and 2000, comprehensive loss was as follows:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      2001              2000               2001              2000
                                                ----------------  ----------------   ----------------  ----------------
          Net loss                              $    (1,426,547)  $    (7,884,537)   $    (9,296,577)  $   (17,685,273)
          Unrealized gain (loss) on
          marketable securities                          13,633             8,563             (2,618)           10,459
                                                ----------------  ----------------   ----------------  ----------------
          Comprehensive loss                    $    (1,412,914)  $    (7,875,974)   $    (9,299,195)  $   (17,674,814)
                                                ================  ================   ================  ================

         REVENUE RECOGNITION

         Revenues include one-time and recurring charges to customers for providing Internet services. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the life of the customer contract. The Company recognizes recurring access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred revenue recognition on these advance payments and recognizes this revenue ratably over the service period.

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

         MAJOR CUSTOMERS

         The Company derived revenues of approximately 5%, 20%, 11% and 23% for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 respectively, from WebTV. FASTNET discontinued all services to WebTV in September, 2001. As of September 30, 2001, the Company had an outstanding accounts receivable balance of $11,522 due from this customer. No other customer accounted for more than 10% of revenues for the periods presented.

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

(3)      PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of Preferred stock, no par value per share, of which 5,494,505 have been designated as Series A Preferred.

         On September 5, 2001, the Company sold 2,506,421 shares of Series A Preferred, no par value, at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109 ("First Closing"). In conjunction with the sale of the Series A Preferred at the First Closing, the Company issued warrants to purchase 626,605 shares of Common stock at an exercise price of $1.27 per share. The warrants expire in five years. Additionally, a founder of the Company sold 456,169 shares of Common stock to one of the Series A Preferred investors for $0.50 per share for proceeds to the founder of $228,085.

         On November 12, 2001, the Company sold an additional 790,283 shares of Series A Preferred at a purchase price of $0.91 per share for gross proceeds of $712,891 and issued additional warrants to purchase 197,571 shares of Common stock at an exercise price of $1.27 per share to the same investors involved in the First Closing ("Second Closing").

         Each share of Series A Preferred is convertible into the Company's Common stock any time after the earlier of August 30, 2002 or a mandatory conversion event, as defined. In the event a mandatory conversion does not occur, the Series A Preferred is convertible at the option of the holder any time on or after September 5, 2002. The holders of the Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to shares of Common stock. In the event of any liquidation, dissolution or winding-up of the Company, the holders of Series A Preferred are entitled, in preference to the holders of Common stock, to the greater of (i) $0.91 per share plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior to such event.

         The Series A Preferred stockholders generally vote together with all other classes and series of stock as a single class. The Series A Preferred stockholders are entitled to the number of votes equal to the number of whole shares of Common stock into which the shares of Series A Preferred are convertible. The Series A Preferred stockholders, as a separate series, are entitled to elect two directors of the Company.

         The Company allocated the proceeds from the First Closing to the Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option pricing model using an expected life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,804,000 of the Series A Preferred proceeds was allocated to the Series A Preferred, $340,000 was allocated to the warrants and $143,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheet as of September 30, 2001. After considering the allocation of the proceeds based on the relative fair values, it was determined that the Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The Company recorded the BCF related to the First Closing of approximately $1,100,000 as a discount to the Series A Preferred in the quarter ended September 30, 2001. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, August 30, 2002. The Company recorded a deemed dividend - BCF of $89,813 for the quarter ended September 30, 2001. The BCF related to the Second Closing will be recorded in the quarter ended December 31, 2001 and will be accounted for in the same manner as the BCF associated with the First Closing.

(4)      ACQUISITIONS

         CYBERTECH WIRELESS, INC.

         On March 14, 2001, the Company acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, NY, for 2,000,000 shares of common stock valued at $1,875,000. The results of operations from the acquired business have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, "Accounting for Business Combinations." The excess of the purchase price over the fair value of net assets acquired was preliminarily determined to be $1,200,397. This entire amount was preliminarily allocated to acquired technology and is being amortized on a straight-line basis over 3 years. Amortization expense for the nine months ended September 30, 2001, was $216,738. The pro forma information is not presented, as information for Cybertech is immaterial to the consolidated company.

         The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition:

         Noncash assets:
              Accounts receivable .........................    $      82,402
              Other current assets ........................          660,183
              Property and equipment ......................        1,395,137
              Intangibles..................................        1,200,397
                                                               --------------
                                                               $   3,338,119
                                                               ==============
         Assumed liabilities:
              Accounts payable ............................    $   1,013,626
              Accrued expenses ............................          226,231
              Deferred revenues ...........................          181,083
              Debt ........................................          250,000
              Other liabilities ...........................            1,000
                                                               --------------
                                                                   1,671,940
                                                               --------------
              Net noncash assets acquired .................        1,666,179
         Purchase price paid in stock .....................       (1,875,000)
                                                               --------------
         Cash acquired ....................................    $    (208,821)
                                                               ==============
          NETREACH, INC.

         On November 1, the Company acquired all of the outstanding capital stock of NetReach, Inc., ("NetReach") a web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of Common stock and a contingent earnout for the next five consecutive quarters for up to an additional 690,900 additional shares of Common stock. The Company will record the acquisition in the fourth quarter of 2001 using the purchase method of accounting pursuant to APB No. 16, "Accounting for Business Combinations."

(5)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of September 30, 2001, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(6)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                 SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                 ------------------     -----------------

         Equipment ..............................  $    19,698,653        $    17,811,184
         Computer equipment......................        2,103,175              1,815,519
         Computer software.......................        1,711,408              1,584,685
         Furniture and fixtures..................          650,980                609,661
         Leasehold improvements..................        3,172,079              2,961,217
                                                   ----------------       ----------------
                                                        27,336,295             24,782,266
         Less-Accumulated depreciation
           and amortization......................       (9,642,420)            (5,151,255)
                                                   ----------------       ----------------
                                                   $    17,693,875        $    19,631,011
                                                   ================       ================

         Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 was $1,635,451, $1,017,592, $4,491,165 and $2,389,081, respectively. The net carrying value of property and equipment under capital leases was $4,474,339 and $11,604,918 at September 30, 2001 and December 31, 2000, respectively.

(7)      INTANGIBLE ASSETS

         Intangible assets represent the purchase price of an acquired business over the fair value of the net tangible assets at the date of acquisition. Goodwill and intangible assets are being amortized on the straight-line basis over 3 years. The carrying value of goodwill and other intangibles are evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill or other intangible exists at September 30, 2001. Amortization of goodwill and other intangible assets was approximately $473,724, $371,877, $1,337,602, and $1,115,629 for the
three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, respectively, and is included in depreciation and amortization expense.

(8)      RESTRUCTURING CHARGE

         On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "Restructuring Plan"). Selling and marketing efforts have been focused on core markets located in Pennsylvania, New Jersey and New York. The Restructuring Plan included redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the Restructuring Plan, the Company terminated 44 employees.

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

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $1,135,585 has not been paid as of September 30, 2001 and is, accordingly, classified as accrued restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring. In addition in 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan.

         The activity in the restructuring charge accrual during the nine months ended September 30, 2001 is summarized in the table below:

                                                                ACCRUED       CASH PAYMENTS       ACCRUED
                                                             RESTRUCTURING     DURING THE      RESTRUCTURING
                                                                CHARGE         NINE MONTHS        CHARGE
                                                                 AS OF            ENDED            AS OF
                                                             DECEMBER 31,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2000             2001             2001
                                                           ---------------  ---------------  ---------------
     Telecommunications exit and termination fees......    $    2,552,472   $    1,827,047   $      725,425
     Leasehold termination costs.......................           708,818          473,947          234,871
     Sales and marketing contract terminations.........           522,520          434,405           88,115
     Facility exit costs...............................           261,833          174,659           87,174
                                                           ---------------  ---------------  ---------------
                                                           $    4,045,643   $    2,910,058   $    1,135,585
                                                           ===============  ===============  ===============

(9)      DEBT

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

(10)     DEFERRED COMPENSATION

         As a result of the termination or departure of employees, $292,236 of the unamortized balance of deferred compensation was reversed in the nine months ended September 30, 2001.

(11)     LEASE ARRANGEMENT

         During the first quarter of 2000, the Company received a credit line of $3,000,000 from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5,000,000 to the original credit facility. These credit facilities are used to secure computer-related equipment under three-year capital leases.

         In June 1999, the Company entered into a $20,000,000 master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. Capital lease obligations related to the credit facilities as of June 30, 2001 totaled $4.1 million. In August 2001, the Company signed an agreement with the lender to settle certain capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 payment in August 2001 to the vendor to settle the entire principal balance of the capital lease obligations under the credit facilities. Additionally, the vendor transferred title of the equipment leased under the capital lease obligations to the Company. An extraordinary gain on the extinguishment of debt, net of related costs, in the amount of $1,630,328 was recorded in the third quarter of 2001.

(12)     RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

(13)     NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS "ANTICIPATES", "BELIEVES", "EXPECTS", "FUTURE", AND "INTENDS", AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 PART II. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, OUR ABILITY TO: ITEGRATE ACQUISITIONS; OFFER OUR CUSTOMERS IN THE NEW YORK REGION THE FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; EXPAND OUR CUSTOMER BASE: MIGRATE CUSTOMERS FROM OUR COMPETITORS IF THE INDUSTRY CONTINUES TO CONSOLIDATE; GROW OUR REVENUES; DECREASE SOHO REVENUES AS A PERCENTAGE OF TOTAL REVENUES; REDUCE OUR COST OF REVENUES; CHANGE OUR INTEREST INCOME AND INTEREST EXPENSE THROUGH REVISED OPERATIONS; REACH EBITDA POSITIVE RESULTS BY THE END OF 2001 ALLOWING US TO MAINTAIN OPERATIONS WITHOUT ANY ADDITIONAL FUNDING IN 2002. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS FORM 10-Q IN THE FUTURE.

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

         On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and SOHO access located in New York State. Cybertech has deployed wireless networks in Rochester, Syracuse, Albany and Buffalo. We are able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's employees network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

         On November 1, the Company acquired all of the outstanding capital stock of NetReach, Inc., ("NetReach") a web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of Common stock and a contingent earnout for up to 690,900 additional shares over the next five consecutive quarters. NetReach will become the eSolutions division of FASTNET upon the completion of the integration.

         As of September 30, 2001, we provided Internet access and enhanced services to approximately 1,100 enterprise customers, 20,900 SOHO customers, and 8,400 customers using our web hosting, and colocation services.

RECENT DEVELOPMENTS

         On September 5, 2001, the Company sold 2,506,421 shares of Series A Convertible Preferred stock, no par value, at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109. On November 12, 2001, the Company sold an additional 790,283 shares of Series A Convertible Preferred stock at a purchase price of $0.91 per share, for gross proceeds of $712,891, to the same investors.

         On November 11, 2001, the Company entered into a settlement agreement with an Internet bandwidth provider. The settlement agreement requires a payment of $1,000,000 to settle all outstanding vendor obligations. The $1,000,000 is included in accounts payable and accrued restructuring on the accompanying consolidated balance sheet as of September 30, 2001.

OUR HISTORY OF NET LOSSES

         We have incurred net losses in each year since our inception and expect our net losses to continue through December 31, 2001 as we seek to execute our revised business plan. Our net losses were $1,274,290, $5,601,071 and $31,140,920 for the years ended December 31, 1998, 1999, 2000 respectively, and $9,296,577 for the nine months ended September 30, 2001.

MODIFICATION OF OUR STRATEGIC PLAN

         On October 10, 2000, we modified our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Our selling and marketing strategy is now focused on markets located in Pennsylvania, New Jersey and New York.

         Simultaneous with the modification of our strategic plan, we recorded a restructuring charge of $5,159,503 primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations

         The activity in the restructuring charge accrual during the nine months ended September 30, 2001 is summarized in the table below:

                                                                ACCRUED       CASH PAYMENTS       ACCRUED
                                                             RESTRUCTURING     DURING THE      RESTRUCTURING
                                                                CHARGE         NINE MONTHS        CHARGE
                                                                 AS OF            ENDED            AS OF
                                                             DECEMBER 31,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2000             2001             2001
                                                           ---------------  ---------------  ---------------
     Telecommunications exit and termination fees......    $    2,552,472   $    1,827,047   $      725,425
     Leasehold termination costs.......................           708,818          473,947          234,871
     Sales and marketing contract terminations.........           522,520          434,405           88,115
     Facility exit costs...............................           261,833          174,659           87,174
                                                           ---------------  ---------------  ---------------
                                                           $    4,045,643   $    2,910,058   $    1,135,585
                                                           ===============  ===============  ===============

RESULTS OF OPERATIONS

REVENUES

         We provide services to our customers, which we classify in three general types: Internet access and enhanced services, SOHO Internet access, and eSolutions web development. We target our Internet access and enhanced services to businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, enterprise class Digital Subscriber Line (DSL) services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. We also classify our dedicated and shared web hosting and colocation services as part of our enhanced services. Our business plan focuses on the core service offering of Internet access coupled with add on sales of enhanced products and services as our customers' Internet needs expand. Access and enhanced revenues are recognized as services are provided. We expect our access and enhanced revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

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

COST OF REVENUES

         Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network. Cost of revenues also includes engineering payroll, creative and programming staff payrolls for web design and development, the cost of third party hardware and software that we sell to our customers, facility rental expense for in market network infrastructure, and rental expense on network equipment financed under operating leases.

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues increased by $405,000, or 13%, to $3.6 million for the three months ended September 30, 2001 from $3.2 million for the three months ended September 30, 2000. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access and enhanced products and services. Our dedicated Internet access customer base grew by 50% from 734 as of September 30, 2000, to 1,099 as of September 30, 2001. Additionally, revenues increased due to the acquisition of Cybertech in March 2001. Our revenue growth from our business and enterprise customers for the three months ended September 30, 2001 was offset by the loss of Microsoft WebTV and another user of wholesale access services. The revenues from Microsoft WebTV declined by $453,000 or 71% from $640,000 for the three months ended September 30, 2000 to $187,000 for the three months ended September 30, 2001. All services to Microsoft WebTV were discontinued by September 2001. Our decision to discontinue service is based on our commitment to improve gross margins as well as to remain focused on our core markets

         COST OF REVENUES. Cost of revenues decreased by $1.8 million, or 47%, from $3.9 million for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001. Gross margin increased from (20)% for the three months ended September 30, 2000 to 43% for the three months ended September 30, 2001. The decrease in cost of revenues and the improvement in gross margin was primarily due to the reduction in the size and improvement in the efficiency of our network, along with reduced pricing on network elements. The decision to discontinue service to Microsoft WebTV also contributed to the reduction in cost of revenues and the increase in the gross margin. Offsetting the decrease in cost of revenues was the additional cost of revenues associated with Cybertech. Additionally, the Company reflected credits resulting from telecommunication providers billing errors of $252,000 during the three months ended September 30, 2001. If these credits had not been included, gross margin would have been 36%.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $3.7 million, or 60%, from $6.2 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001. Selling, general and administrative personnel decreased by 53 employees from 135 employees at September 30, 2000 to 82 employees at September 30, 2001. The September 30, 2001 employee count includes ten employees that were retained as part of the Cybertech acquisition. Advertising and promotional expenses decreased by $1.4 million from $1.6 million for the three months ended September 30, 2000 to $196,000 for the three months ended September 30, 2001. This decrease resulted from the elimination or reduction of advertising expenses in markets where we discontinued our direct field sales efforts. The remaining decline in selling, general, and administrative expenses relates to the Company's continued general cost containment efforts as well as internal systems optimizations during the three months ended September 30, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $720,000, or 52%, from $1.4 million for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001. This increase is due to additional depreciation relating to networking equipment acquired during 2000 and the nine months ended September 30, 2001 and the depreciation on the assets acquired from the Cybertech transaction. Amortization expense related to Cybertech was $100,000 for the three months ended September 30, 2001.

         OTHER INCOME/EXPENSE. Interest income decreased by $534,000 from $633,000 for the three months ended September 30, 2000 to $98,000 for the three months ended September 30, 2001. This decrease in interest income resulted from the increased use of our marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by $165,000 from $271,000 for the three months ended September 30, 2000 to $106,000 for the three months ended September 30, 2001. The decrease in interest expense is the result of the early extinguishment of $4.0 million of capital lease obligations in August 2001. We expect interest income to decrease as we use our cash and marketable securities to fund operations. Interest expense is expected to continue to decrease as we repay the remainder of our debt and capital lease obligations.

         EXTRAORDINARY GAIN. A gain on the early extinguishment of debt in the amount of $1.6 million was recorded in the three months ended September 30, 2001 as a result of the settlement of $4.0 million of certain capital lease obligations with an equipment vendor.

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues increased by $1.9 million, or 20%, to $11.3 million for the nine months ended September 30, 2001 from $9.4 million for the nine months ended September 30, 2000. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access and enhanced products and services. Our dedicated Internet access customer base grew by 50% from 734 as of September 30, 2000 to 1,099 as of September 30, 2001. Additionally, revenues increased due to the acquisition of Cybertech in March 2001. Our revenue growth from our business and enterprise customers for the first nine months of 2001 was partially offset by the following factors. We lost 33 directly connected business customers using our DSL services due to the business failure of Northpoint Communications, Inc. We experienced a decline in revenues from Microsoft WebTV, our largest customer and user of our wholesale dial-up service. The revenues from this customer declined by $905,000 from $2.2 million for the nine months ended September 30, 2000, to $1.3 million for the nine months ended September 30, 2001. All services to Microsoft WebTV were discontinued by September 2001. Our decision to discontinue service is based on our commitment to improve gross margins as well as to remain focused on our core markets.

         COST OF REVENUES. Cost of revenues decreased by $1.3 million, or 14%, from $9.4 million for the nine months ended September 30, 2000 to $8.1 million for the nine months ended September 30, 2001. Gross margin improved from breakeven for the nine months ended September 30, 2000 to 28% for the nine months ended September 30, 2001. The decrease in cost of revenues and the improvement in gross margin were primarily due to the reduction in the size and improvement in the efficiency of our network, along with reduced pricing on network elements. The decision to discontinue service to Microsoft WebTV also contributed to the reduction in cost of revenues and the increase in the gross margin. Offsetting the decrease in cost of revenues and the increase in gross margin is the cost of revenues of Cybertech which were not included in our operating results prior to March 15, 2001. Additionally, the Company reflected credits resulting from telecommunication providers billing errors of $505,000 during the nine months ended September 30, 2001. If these credits had not been included, gross margin would have been 24%.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $6.7 million, or 45%, from $14.9 million for the nine months ended September 30, 2000 to $8.3 million for the nine months ended September 30, 2001. Selling, general and administrative personnel decreased by 53 employees from 135 employees at September 30, 2000 to 82 employees at September 30, 2001. The September 30, 2001 employee count includes ten employees that were retained as part of the Cybertech acquisition. Advertising and promotional expenses decreased by $2.3 million from $2.8 million for the nine months ended September 30, 2000, to $459,000 for the nine months ended September 30, 2001. This decrease resulted from the elimination or reduction of these expenses in markets where we had discontinued our direct field sales efforts. The decrease is also due to $705,000 of non-recurring charges that were included in the nine months ended September 30, 2000 relating to non-cash compensation charges. The remaining decline in selling, general, and administrative expenses relates to general cost containment efforts the Company continued during the first nine months of 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.3 million, or 66%, from $3.5 million for the nine months ended September 30, 2000 to $5.8 million for the nine months ended September 30, 2001. This increase is comprised of additional depreciation related to networking equipment acquired during the fourth quarter of 2000 and the nine months ended September 30, 2001 and the depreciation on the assets acquired from the Cybertech transaction. In addition, there was an increase in amortization of $217,000 for the nine months ended September 30, 2001 related to the Cybertech acquisition.

         OTHER INCOME/EXPENSE. Interest income decreased by $1.1 million from $1.6 million for the nine months ended September 30, 2000 to $577,000 for the nine months ended September 30, 2001. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by $188,000 from $794,000 for the nine months ended September 30, 2000 to $605,000 for the nine months ended September 30, 2001. The decrease in interest expense is the result of a one-time charge for the amortization of debt discount of $255,802 related to the warrant issued in connection with the January 19, 2000 bridge financing recorded in the first nine months of 2000 and the early extinguishment of $4.0 million of certain capital lease obligations in August 2001. We expect interest income to decrease as we use our cash and marketable securities to fund our operations. Interest expense is expected to decrease as we continue to repay the remainder of our debt and capital lease obligations.

         EXTRAORDINARY GAIN. A gain on the early extinguishment of debt in the amount of $1.6 million was recorded in the nine months ended September 30, 2001 as a result of the settlement of $4.0 million of certain capital lease obligations with an equipment vendor.


CASH FLOWS ANALYSIS
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2001              2000
                                                                               ---------------   ---------------
         Other Financial Data:
              Cash flows used in operating activities.......................   $  (10,454,000)   $  (13,217,000)
              Cash flows provided by (used in) investing activities.........       13,103,000       (34,010,000)
              Cash flows provided by (used in) financing activities ........       (1,213,000)       48,231,000
                                                                               ---------------   ---------------
              Net increase in cash and cash equivalents ....................   $    1,436,000    $    1,004,000
                                                                               ===============   ===============

         Cash flows from operating activities increased by $2.8 million from cash used of $13.2 million for the nine months ended September 30, 2000 to cash used of $10.5 million for the nine months ended September 30, 2001. This decrease in cash used in operations is primarily the result of the reduction in the net loss for the nine months ended September 30, 2001, offset by restructuring payments made in the nine months ended September 30, 2001.

         Cash flows from investing activities increased by $47.1 million from cash used of $34.0 million for the nine months ended September 30, 2000 to cash provided of $13.1 million for the nine months ended September 30, 2001. This increase in cash flows is primarily attributable to the Company's sales rather than purchases of marketable securities and a decrease in purchases of property and equipment.

         Cash flows from financing activities decreased by $49.4 million from cash provided of $48.2 million for the nine months ended September 30, 2000 to cash used of $1.2 million during the nine months ended September 30, 2001. The decrease in cash flows from financing activities is primarily the result of the cash inflows from the Company's Initial Public Offering and exercise of the underwriters' over allotment partially offset by an increase in payment for capital lease obligations. The increase in payment for capital lease obligations and a $2.0 million payment to settle certain capital lease obligations partially offset by the proceeds from the issuance of Preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

         The business plan we executed at the time of our IPO required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 to allow us to maintain operations without any required additional funding. Simultaneous with the modification of our strategic plan, we recorded a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. We expect these actions will reduce our cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist. As of September 30, 2001, we had $11.4 million in cash and marketable securities. While we may pursue additional sources of funding, we believe that the cash and investments we have available will be sufficient to fund operations into 2003.

         During the fourth quarter of 2000, the Company recorded a charge for $5,160,000. Of this restructuring charge, $1,136,000 has not been paid as of September 30, 2001 and is, accordingly, classified as accrued restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

         In August 2001, the Company signed an agreement with a vendor to settle certain capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 payment in August 2001 to the vendor to settle the entire principal balance of capital lease obligations under the credit facilities. Additionally, the vendor transferred title of the equipment leased under the capital lease obligations to the Company. An extraordinary gain on the extinguishment of debt, net of related costs, in the amount of $1,630,000 was recorded in the third quarter of 2001.

         On September 5, 2001, the Company sold 2,506,421 shares of Series A Preferred, no par value, at a purchase price of $0.91 per share to several Investors, for gross proceeds of $2,287,000. On November 12, 2001, the Company sold an additional 790,283 shares of Series A Preferred at a purchase price of $0.91 per share, for gross proceeds of $713,000, to the same investors.

         On November 11, 2001, the Company entered into a settlement agreement with an Internet bandwidth provider. The settlement agreement requires a payment of $1,000,000 to settle all outstanding vendor obligations. The $1,000,000 is included in accounts payable and accrued restructuring on the accompanying consolidated balance sheet as of September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAF No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at September 30, 2001 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at September 30, 2001. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c) On September 5, 2001 we issued 2,506,421 shares of no par Series A Convertible Preferred stock at a purchase price of $0.91 to Edison Ventures Fund and Strattech Partners I, L.P. for $2,287,109. Each share of Series A Convertible Preferred stock is convertible into one share of Common stock at the earlier of September 4, 2002 or a mandatory conversion date, as defined. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

                  On November 1, 2001 the Company acquired all the outstanding capital Stock of NetReach, Inc., for 2,400,000 shares of Common stock valued at $2,232,000 and a contingent earnout for the next five consecutive quarters for up to 690,900 additional shares of Common stock. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.


         (d)      Use of Proceeds of the Initial Public Offering

         Our initial public offering, or IPO, was completed in February 2000. The proceeds received net of underwriting discounts and commissions, and other transaction costs were approximately $49,606,000.

         From the effective date of the Registration Statement through September 30, 2001, we utilized the proceeds from the initial public offering and underwriters' over-allotment as follows:

                  Net IPO Proceeds ........................    $    49,606,000
                                                               ----------------

                  Repayment of debt .......................          6,592,000
                  Payment of other obligations ............            794,000
                  Capital Expenditures ....................         10,320,000
                  Working Capital Requirements ............         25,496,000
                                                               ----------------
                                                                    43,202,000

                  Total remaining .........................    $     6,404,000
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

IF WE ARE UNABLE TO INTEGRATE CYBERTECH WIRELESS INC. AND NETREACH, INC. WITH FASTNET, WE MAY NOT REALIZE OUR PLANNED COST SAVINGS.

         We must be able to integrate the networks of FASTNET, Cybertech and NetReach to gain the efficiencies we hope to achieve. We also must be able to retain and manage key personnel, integrate the back-office operations of these acquired companies into the back-office operations of FASTNET, and expand their product portfolio to include wire line connectivity services and enhanced products and services or we may not be able to achieve the operating efficiencies we anticipate.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 OUR LARGEST CUSTOMER ACCOUNTED FOR 20%, 21%, AND 11% OF OUR TOTAL REVENUES. WE TERMINATED SERVICE TO THIS CUSTOMER IN SEPTEMBER 2001.

         While the termination of our relationship with WebTV, effective September 2001, will reduce our quarter over quarter revenue growth rate and has produced a negative quarter over quarter growth rate for the fourth quarter of 2001, we believe that we have proactively planned to eliminate the expenses associated with this low margin revenue stream thereby preventing any material adverse effect on our margins. If we are unable to completely eliminate all of the expense related to this revenue stream, then our continued expected improvements in gross margin, which is the focus of our revised business model, could be adversely effected.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT IF AND WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the years ended December 31, 1998, 1999, 2000, and the nine months ended September 30, 2001 we had losses of $1.3 million, $5.6 million $31.1 million, and $9.3 million, respectively.

         In order to achieve profitability, we must develop and market products and services that gain broad commercial acceptance by our target customers in our target markets. We cannot give any assurances that our products and services will ever achieve broad commercial acceptance among our customers. Although our revenues have increased each year since we began operations, we cannot give any assurances that this growth in annual revenues will continue or lead to our profitability in the future. Moreover, our revised business plan may not enable us to reduce expenses or increase revenues sufficiently to permit us to turn profitable. Therefore, we cannot predict with certainty whether we will be able to obtain or sustain profitability or even positive operating cash flow or that our revised business plan will allow us to generate profitability or positive cash flow into the future.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the nine months ended September 30, 2001, we had a net loss of $9.3 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE.

         The market price of our Common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our Common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our Common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of small capitalization, technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our Common stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ NATIONAL MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

         Our Common stock is listed on the Nasdaq National Market. While the Nasdaq Has temporarily suspended the application of certain of its listing requirements, Nasdaq generally requires listed companies to maintain standards for continued listing, Including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00. If a company's stock does not close with a minimum bid price of at least $1.00 for 30 consecutive trading days, then the registrant will be out of compliance with one aspect of the Nasdaq continued listing standards. In this event, the Nasdaq's rules allow the registrant 90 days in which to regain compliance with the Nasdaq's listing standard by having its stock close with a minimum bid price of $1.00 or more for ten consecutive trading days. If a registrant is unable to cure the non-compliance within 90 days, then the company will be subject to delisting, pending an opportunity to appeal. Maintaining compliance with each aspect of the Nasdaq's listing standards is an on-going process for each listed company. If we were to be delisted from the Nasdaq National Market then trading in our stock would then be conducted on the Nasdaq SmallCap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the SmallCap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock and certain institutional investors might not be able to hold our Common stock.

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon telecommunication companies as our backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

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

WE COULD FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

         It is possible that claims could be made against Internet service providers in connection with the nature and content of the materials disseminated through their networks. The law relating to the liability of Internet service providers due to information carried or disseminated through their networks are not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, or otherwise illegal material, as well as material that violates intellectual property rights which may subject us to liability. Several private lawsuits have been brought in the past and are currently pending against other entities which seek to impose liability upon Internet service providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources or discontinuing some of our service or product offerings, which could harm our business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b) On October 5, 2001, the Company filed a report on Form 8-K relating to the Series A Preferred Stock Purchase Agreement entered into by the Company with several investors.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FASTNET Corporation:

Date:  November 14, 2001                        /s/ Stephen A. Hurly
                                            ------------------------------------
                                                Stephen A. Hurly
                                                Chief Executive Officer

Date:  November 14, 2001                        /s/ Stanley F. Bielicki
                                            ------------------------------------
                                                Stanley F. Bielicki
                                                Chief Financial Officer