Form 10-K
period 2001-12-31
FASTNET CORP
filed 2002-04-01
CIK 1092536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 0-29255

                                   ----------

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

       Securities registered pursuant to Section 12(g) of the Act: ______

                           Common Stock, no par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common stock on March 28, 2002 as reported on the Nasdaq National Market, was approximately $10,663,375 million. Shares of Common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 28, 2002, the Registrant had outstanding 21,487,854 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2001.

================================================================================

INDEX FASTNET CORPORATION

                                                                                                                  PAGE
                                                                                                                  ----
PART I.

Item 1.       Business............................................................................................. 1
Item 2.       Properties...........................................................................................19
Item 3.       Legal Proceedings....................................................................................19
Item 4.       Submission of Matters to a Vote of Security Holders..................................................20

PART II.

Item 5.       Market for the Registrant's Securities and Related Stockholder Matters...............................20
Item 6.       Selected Financial Data..............................................................................21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................23
Item 7a.      Qualitative and Quantitative Disclosure about Market Risk............................................33
Item 8.       Financial Statements and Supplementary Data..........................................................33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................34

PART III.

Item 10.      Directors and Executive Officers of the Registrant...................................................34
Item 11.      Executive Compensation...............................................................................34
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................................34
Item 13.      Certain Relationships and Related Transactions.......................................................34

PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................34

SIGNATURES    .....................................................................................................35

EXHIBIT INDEX .....................................................................................................36

                                     PART I.

FORWARD LOOKING STATEMENTS

         From time to time, FASTNET may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. The forward-looking statements in this report include statements relating to our ability to: successfully integrate recently acquired companies, such as NetReach Inc. and SuperNet Inc., to recognize the synergies expected from the successful integration of these acquisitions, have additional market opportunities to sell fixed broadband wireless Internet access services; expand into our idled market-based facilities in New York State as a result of the acquisition of the assets of Cybertech Wireless, Inc.; use our consultative field selling approach in our target markets to allow us to capitalize on our competitive advantages and strong brand; expand into nearby markets through acquisitions; use our technical expertise in deploying and tailoring fixed broadband wireless access; add to and modify existing product and service offerings to our existing customers; increase our gross margin due to a reduction in expenses; fund operations into 2003 and into the future without raising additional cash; cause Internet access and enhanced product revenues to increase as a percentage of our total revenues; expand our customer base; generate future revenue primarily from our dedicated Internet access and web hosting product lines; utilize Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 11 below and elsewhere in this report.

ITEM 1.  BUSINESS.

OVERVIEW

         We have been providing Internet access services to our customers since our incorporation in 1994. We initially attracted and continue to attract many of our customers by providing them Internet access. We differentiate ourselves from our competition by providing prospective customers with a consultative problem solving approach to harnessing the power of the Internet for their specific needs. We further differentiate ourselves by combining dedicated customer support with technical expertise. We are a full service provider supplementing our dedicated Internet access services by offering enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

o        Internet access services;

o        Total Managed Security;

o        Colocation;

o        Web hosting services;

o        eSolutions including web design and development;

o        Professional network and software design services; and

o        Virtual private networks.

         We classify our revenue into these major categories: revenues from the sale of enterprise level Internet access and enhanced products and services, Internet access which includes revenues from the sale of Internet access to small office, home office ("SOHO's"), and includes revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers, revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services and finally revenues from eSolutions, web design and development services. Our Internet access and enhanced products and services revenue is made up of revenue from high speed Internet access, professional and consulting services. SOHO revenue is generated from customers that are connected to FASTNET's network using dialup modems, integrated services digital network ("ISDN") circuits or residential speed digital subscriber line ("DSL"). Our Dialplex service revenue is generated from customers using our network to provide connectivity and Internet access to their subscribers.

RESTRUCTURING

         On October 10, 2000, we announced a change to our strategic business plan. We modified our plan in an attempt to continue operations without the need for additional funding.

         The strategy of the restructuring plan included: continuing to grow revenue through concentrating sales and marketing efforts in fewer markets, revising the current telemarketing sales approach to a consultative, customer centric approach, modifying our network architecture to produce improved gross margins, while still maintaining a high level of reliability, and reducing our head count and associated SG&A expenses to reduce cash consumption. We continued this strategy throughout all of 2001.

         We took the following actions as part of our new plan: halted the planned build out of new markets, revised the current sales approach to be consultative with a customer centric focus, suspended field sales efforts in all but target markets located in Pennsylvania and New Jersey, redesigned our network to improve gross margins, while still maintaining a high level of reliability, and terminated 44 employees.

         Throughout 2001, the Company has continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. This charge assumes certain assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. The total amount of lease payments relating to these excess or idle facilities is approximately $4.6 million through 2010. Actual results could differ materially for this estimate.

RECENT DEVELOPMENTS

         On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless high speed Internet access, web hosting and small office, home office ("SOHO") access with headquarters in Rochester, New York. Cybertech has deployed a wireless network in Rochester, Albany, Syracuse and Buffalo, New York. As a result of this acquisition and its integration, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We have also utilized Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

         In September and November 2001, the Company sold a total of 3,296,704 shares of Series A Preferred Convertible stock to two investors. The shares were sold for $0.91 per share and the sale included warrants to purchase up to 824,176 shares of Common stock, with an exercise price of $1.27 per share. The $3.0 million raised from this sale will be used for general corporate purposes, as well as to aid the Company in its plans to grow through selected acquisitions.

         On November 1, 2001, the Company acquired all the assets, outstanding Common stock and substantially all of the liabilities of NetReach Inc. ("NetReach"), a web application, web design and web hosting company headquartered in Ambler, Pennsylvania. NetReach will become the eSolutions division of FASTNET once the integration is complete. As a result of this acquisition, we believe we will be able to cross-sell both companies existing customer bases, as well as increase total consolidated revenue by offering a more complete suite of products and services to the combined customer base. The merger agreement contains a contingent earn out provision for the issuance of up to an additional 690,900 unregistered shares of the Company's Common stock. The earn out provision runs for five consecutive quarters beginning October 1, 2001 and is measured using revenue and margin targets.

         During August and December of 2001, the Company was able to negotiate settlements of its capital lease obligations with two different vendors on favorable terms. These settlements resulted in the transfer of title for the related equipment and payments of $2.0 million in August of 2001 and $1.6 million in January 2002, along with the issuance of a warrant to a vendor to purchase up to 750,000 shares of Common stock, with an exercise price of $0.45 per share in December 2001. As a result of these settlements, the Company recorded an extraordinary gain in the amount of $5.6 million in the year ended December 31, 2001.

         On December 28, 2001, the Company entered into a $2.3 million secured loan agreement with First Union National Bank. This loan was acquired to provide funds to pay the settlement that was reached with a vendor relating to capital lease obligations to purchase network equipment. The term of the loan is 24 months and the loan bears interest at a rate of LIBOR plus 1.5%. The loan agreement includes certain restrictive covenants, which require, among other things, that the Company maintain a minimum cash balance of $5.0 million and that the Company will not assume or become liable for any additional indebtedness, whether contingent or direct, in excess of $500,000, unless First Union otherwise consents to such actions; provided, however, in connection with acquisitions, the Company may incur indebtedness in excess of $500,000. As collateral for the loan, the Company has granted First Union a security interest in essentially all of the assets of the Company.

         On January 31, 2002, the Company acquired all the assets, outstanding Common stock and substantially all of the liabilities of SuperNet Inc. ("SuperNet"), an ISP headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. This is a region with a high density of enterprise customers, which represents the focus of FASTNET's strategic business plan.

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

         OUR TARGET MARKET. We are targeting businesses and enterprises located in secondary markets that can benefit from access to the Internet, including hospitals, educational institutions, and state and local agencies. The customers we target usually have one or more of these attributes in common: they have 100 or more employees; they have $5 million or more in sales; they are located in secondary markets outside of major metropolitan areas; and usually they need at least some level of technical assistance in developing a plan on how best to gain access to the Internet cost effectively. While our target customers usually have one or more of these attributes, we have attracted and seek to continue to attract a number of larger customers that exceed such employee and/or sales volume parameters. We believe that we have attracted these customers in the past because of our strong technical capabilities in solving Internet access problems and our ability to install enhanced services. We believe that we will continue to attract these customers in the future. We expect to have additional market opportunities in New York State as result of the acquisition of Cybertech . These opportunities include continuing to sell fixed broadband wireless access services in the markets previously served by Cybertech, as well as selling FASTNET's access services, enhanced products and services, and colocation services in markets being served by Cybertech. Our acquisition of NetReach in November of 2001, gives FASTNET a strong brand name for eSolutions services in the greater Philadelphia market. Our acquisition of SuperNet in January 2002, will allow us to leverage SuperNet's brand recognition in central New Jersey.

         Our target customers often concentrate in secondary markets to avoid the higher costs associated with locating in a metropolitan area. We define a secondary market as typically smaller than the 100 most populated U.S. metropolitan markets. National ISPs have historically placed their largest points of presence only in or around densely populated major cities, and customers that are located within a few miles from these points of presence often receive cost savings on their access pricing. As a result, we believe customers located in secondary markets that are located outside of these points of presence are underserved by the national ISPs or have been charged higher prices for Internet access services. In addition, national ISPs typically lack the local presence to provide rapid customer support. On the other hand, regional or local ISPs in these secondary markets often lack the requisite scale and resources to provide a full range of services at acceptable quality and price levels.

         OTHER MARKET OPPORTUNITIES. While we do not actively target SOHO customers with our sales and advertising programs, we have and expect to continue to have, a significant number of SOHO customers. We had approximately 25,900 of these customers at December 31, 2001. We will continue to service this segment of the access market because it complements the utilization of our network during off peak hours when our network has excess capacity because of lower utilization by our business customers.

OUR SOLUTION

         We believe that we offer our customers a comprehensive solution to their Internet access and enhanced products and services needs. Key aspects of our solution include:

         TECHNOLOGY PLATFORM. Our network architecture is designed to provide our customers with reliable redundant connections to the Internet. We monitor our network from our network operations center around the clock which allows our staff to be immediately alerted and responsive to problems if they arise. Control of our network infrastructure from a central location also allows us to improve the quality of service by minimizing network downtime. We have structured our network so that we can deliver competitively priced Internet access to our customers located in secondary markets.

         INTERNET ACCESS. We believe that we must be "access independent" in connecting customers to FASTNET's network. Accordingly, we offer our customers a wide range of conventional last mile solutions including telecommunications circuits and fixed broadband wireless services at varying speeds to permit them to tailor a cost effective solution to their Internet access needs.

         COMPREHENSIVE SUITE OF SERVICES. We seek to provide enterprises with a complete solution for their Internet service needs. Our comprehensive suite of services enables our customers to easily and more cost-effectively address their Internet needs without developing solutions internally or assembling services from multiple vendors, including resellers, other ISPs and information technology service providers. We offer our services in customized bundles through a single network connection and provide our customers with technical support and management expertise.

         HIGH QUALITY CUSTOMER SUPPORT AND SERVICE. We focus on providing our customers with quality support and service in order to maintain customer loyalty and maximize retention. Our market-focused sales approach coupled with our tailored solutions to the technical aspects of Internet access enables us to provide the personalized service and attention that enterprises often require. In addition, we believe that customer satisfaction is critical to our success in selling our enhanced products and services. We provide around-the-clock customer support, real-time monitoring, trouble ticket escalation and high quality customer service.

         PLUG AND PLAY EASE OF INSTALLATION. In order to simplify what is sometimes a technically challenging installation, we have designed and continue to enhance our products and services to provide our customers with plug and play installation. We ship pre-configured equipment to our customers that, in most cases, is ready for installation. During the sales process we use a Customer Configuration Questionnaire to thoroughly profile the needs of the prospective customer, thereby enabling us to configure a solution for the customer before we begin the installation or conversion. In the event that a customer requires assistance, the customer can contact our provisioning engineers, at which time the customer is guided through the installation process.

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

o UTILIZE TECHNICAL EXPERTISE. Deciding on the proper method to access the Internet still remains a technical exercise that often exceeds the in-house expertise of many organizations. We believe that our in-house technical expertise and ability to guide customers through what can be a complex process are valued by prospective customers and differentiates us from our competition. We are initially concentrating on markets that are within driving distance from our headquarters so that we can leverage the support of our Bethlehem, Pennsylvania technical team. In addition, we expect that as our relationship with our access customers strengthens over time, we will be able to further leverage the customer's reliance and trust in our technical team to help them install and support a full array of our value added solutions.

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

o RELIABLE AND REDUNDANT NETWORK. We have designed our network architecture to provide our customers with the reliability they require to conduct their business. We provide this reliability using redundant connections to Internet backbone providers. Our market-based facilities are monitored 24 hours-a-day 7 days- a- week from our central network operations center in Bethlehem, Pennsylvania. In addition, we offer strong service level agreements based on our use of Internet backbone providers and leading network equipment providers.

o CONSULTATIVE CUSTOMER RELATIONS. Our target customers usually do not have the resources either in capital or personnel necessary to cost effectively evaluate, design and implement solutions to fully utilize the power of the Internet for their business. We have trained our sales professionals to use a consultative selling approach. We do not offer just one solution that must work for every customer, but rather our sales professionals and sales engineers interact with prospective customers until we uncover those factors that are necessary for us to tailor a cost-effective solution that fits the customer's current needs and provides a platform from which they can scale their Internet access in bandwidth and add enhanced products and services as their business grows.

SALES AND MARKETING

         We currently focus our field sales and marketing efforts in markets located in Pennsylvania, New Jersey, and New York through a consultative, customer centric selling approach. Our sales representatives provide a local presence in each market that can easily and quickly be supported, in person, by our centrally based customer and technical support team. Our focus is on developing long-term relationships with our customers that usually begin with Internet access, and expand through enhanced products and services as their business needs change and grow. We focus our marketing and advertising campaigns on businesses that we consider to be our target customers in each of our markets. Our marketing campaigns are comprised of direct mail, targeted print media, and in-market community based activities. We also leverage both resellers and referral partners as additional sales channels.

PRODUCTS AND SERVICES

         We offer a comprehensive suite of Internet solutions to our customers, which include dedicated Internet access, as well as enhanced products and services. Our dedicated Internet access offering is available at speeds that range from 56 kilobits per second (Kbps) to 155 megabits per second (Mbps). Dedicated Internet access can be delivered through standard telephony circuits, such as T-1 through OC-3 digital circuits, digital subscriber line technology
(DSL), or fixed broadband wireless connections with scalable service from 256 Kbps to 155 Mbps. We offer our customers DSL service through an agreement with Covad Communications Company.

         In addition to Internet access, we offer a suite of enhanced products and services to our customers. As the needs of our customers evolve, we will modify and add to our existing product and service offerings to meet their needs. Our current enhanced services include:

o COLOCATION SERVICES. We expanded our Managed and Unmanaged Colocation offerings concurrently with the opening of our 7,500 square foot Class "A" Internet Data Center in Bethlehem, Pennsylvania in December of 2000. This data center allows us to offer a vast array of hosting environments for any sized business from single-server colocation, half cabinets, and full cabinets, to custom-designed private caged colocation suites. Additional offerings of managed services include backup and recovery, systems monitoring, hardware and software provisioning, event tracking, notification and resolution, and a full suite of design, consultation and development services. The high reliability of our environmental, power, and Internet connectivity systems offer our customers a perfect environment to off load the risk, and much of the expense, that they would incur by locating their servers elsewhere. We also offer facilities in our other markets for customers who wish to have local access to their equipment

o TOTAL MANAGED SECURITY SERVICES. We address our customers' concerns about the security of data transmitted over the Internet by offering various levels of protection through our Total Managed Security services. These services provide security to a company's network, including local area networks and wide area networks, from unauthorized access by external sources. In addition, our network operations center personnel provide 24 hours-a-day, seven days-a-week monitoring and threat response. We incorporate third-party products into our security solution and we continually evaluate additional products to meet the future needs of our customers. These products include web content filtering, mail filtering, and detailed log file generation.

o WEB HOSTING SERVICES. We provide a wide range of content hosting services, including shared and dedicated hosting on our servers. Entry-level shared server web hosting provides our customers with a managed and pre-configured system at a reasonable cost. The customer simply adds their content through an interface such as FTP (file transfer protocol) or, in a growing number of cases, through Microsoft's FrontPage extensions.

o WEB SERVICES. The growth of the Internet has made a strong web presence increasingly important for many enterprises, therefore our web services work in conjunction with our web hosting offerings to provide our customers with a comprehensive web presence. We provide web site design, application development, database management, and customized solutions to assist customers in utilizing the Internet as an effective means of conducting business.

o VIRTUAL PRIVATE NETWORK SERVICES. When an enterprise wants to enable remote or off-site access to its network, they commonly use a form of a virtual private network connection (VPN). A VPN provides a convenient and secure computer connection from a remote location back to the company's main network. Our VPN product enables customers to control many aspects of their configuration, such as user profile changes and security functions, through a private web-based interface.

o DIALPLEX/WHOLESALE ISP SERVICES. This service allows companies to connect their users to the Internet by seamlessly using FASTNET's infrastructure as a gateway. It provides companies with a cost effective means of expanding their services and customer base, while limiting expenditures necessary to offer this service.

         Our product and service agreements are typically for a one-year term that automatically convert to a monthly term upon expiration. The agreement remains on a monthly term until it is either terminated upon 30 days notice, or renewed for another one-year term. We bill our customers on a monthly basis and in some circumstances we offer discounts for prepayment. We offer each of our services individually or as part of a bundled solution. Our customers receive additional discounts if they purchase more than one service.

NETWORK ARCHITECTURE AND INFRASTRUCTURE

         Our network architecture is primarily designed to provide customers with reliable, high speed Internet access, with secondary capabilities to support our comprehensive suite of enhanced products and services. The key components of our network are:

         CORE INFRASTRUCTURE: We utilize cost effective, carriers throughout the region to create a resilient SONET protected core network infrastructure. We routinely augment the core network with new technology and increased capacity as needed. We have undertaken several initiatives to create even more resiliency by interconnecting various network endpoints together to form a series of overlapping rings at the routing level. This allows us an additional layer of protection, above the physical level offered by our carrier partner, and eliminates potential single points of failure that could affect connectivity to our customers.

         INTERNET CONNECTIVITY: We have interconnect agreements with a number of Tier 1 national backbone providers. This provides our customers with all the connectivity and national bandwidth that each national carrier offers, without the cost and complexity of maintaining numerous connections themselves. We geographically spread out our interconnects to give full protection to our customers, allowing the problems affecting one national backbone provider to have minimal, if any, effect on others. We have the following agreements with national backbone providers:

         o We have an agreement with AT&T for Internet transit across their national backbone.

         o We have an agreement with Qwest Communications for Internet transit across their national backbone.

         o We have an agreement with MCI Worldcom (UUNET) for Internet transit across their national backbone.

         o We have an agreement with Sprint Communications for Internet transit across their national backbone

         o We have an agreement with Cogent Communications for Internet transit across their peering network

          CUSTOMER CONNECTIONS: We utilize various regional Rural, Incumbent, and Competitive Local Exchange Carriers (RLEC/ILEC/CLEC), and Carrier Access Providers (CAP) to interconnect our customers to our core network. Our typical connection facilities include Point-To-Point, Frame Relay, ATM, and DSL. We also utilize digital PRI circuits from many of the same CLECs to offer V.90 modem service and ISDN across our marketing region. Our major LEC/CLEC partners include Verizon, Focal Communications, Adelphia Business Systems, Paetec, AT&T Local Systems, Covad, and Frontier.

         NETWORK OPERATIONS CENTER: Each of our network segments and systems, including connections to customers, is monitored around the clock at our Network Operations Center. The Network Operations Center staff is trained to quickly isolate any problems and rapidly respond to minimize any service impact to the customer. The Network Operations Staff maintains customer contact throughout any service affecting events, and serves as the intermediary between carriers and end users.

         DATA CENTER. In December 2000, FASTNET opened a 7,500 square foot Class-A data center in Bethlehem, Pennsylvania. The Data center can support 300 full cabinets and is directly integrated into FASTNET's network, thereby providing managed and unmanaged colocation customers optimal bandwidth availability for maximum performance and scalability. The center offers multiple levels of security, has a fully-redundant environmental system, FM-200 fire suppression systems, backed up by a dry-pipe sprinkler system, and a back-up continuous duty diesel generator.

         EQUIPMENT. We purchase our equipment from a number of vendors, taking full advantage of beneficial pricing and improvements in technology and performance. We use core routers from Cisco Systems, Inc., such as the 7500 series, that are equipped with redundant components including route switching processors and power supplies for added reliability. We sell customer premise equipment from a variety of vendors, but typically favor equipment from Cisco Systems, Inc. Our dial-up Internet access, as well as our narrow band virtual private network services for 56K analog and 128K ISDN, use Lucent Technologies TNT remote access servers. Our networks also utilize and rely on switches, hubs and other connection devices, which we purchase from a number of different manufacturers. Our enhanced products and services are supported by Sun Microsystems, Inc., UNIX-based and Microsoft Windows NT-based servers located at our market-based facilities.

ACQUISITIONS

         During 2001, we invested in the expansion and growth of our business through acquisitions. Our intention was to acquire entities that enhanced our market presence in our current markets and created market presence in new markets, and, once integrated into our core operations, generated economies of scale.

         FASTNET's strategic business plan for 2002 has as one of its objectives sustainable organic growth from current and new customers in its existing geographic foot print of the Mid-Atlantic region coupled with strategic acquisitions. Strategic acquisition targets are those companies that can generate increased revenue, are located in or adjacent to FASTNET's existing foot print, and that if successfully integrated will contribute to FASTNET's goals for EBITDA and cash flow positive results for 2002.

         During 2001 and January of 2002, the Company completed three acquisitions. The first acquisition was Cybertech in Rochester, New York. The acquisition of Cybertech provided FASTNET the opportunity to acquire a wireless delivery technology base that it currently did not have in house. The acquisition provided a brand name in New York State and enabled FASTNET to provide its customers located in Pennsylvania and New Jersey with an alternative form of broadband access instead of wire line service.

         In November of 2001, we acquired NetReach. NetReach is located in Ambler, Pennsylvania. This acquisition provided us with a strong brand name in the greater Philadelphia region. NetReach has a reputation as being among the area leaders in eSolutions services. This acquisition also gave both companies the opportunity to cross-sell products and services to their combined customer base.

         The acquisition of SuperNet in January of 2002 provided FASTNET with access to the concentration of businesses and enterprises located in central New Jersey. SuperNet existing customer base contained a high concentration of business customers that are the focus of FASTNET's strategic business plan. SuperNet's strong brand in central New Jersey provides the ability to more rapidly penetrate this market.

CUSTOMERS

         Our customer base consists primarily of enterprises and SOHO customers located in secondary markets. As of December 31, 2001, we provided Internet access and enhanced services to approximately 1,630 enterprise customers, and approximately 25,900 SOHO customers. We also provided web hosting services to approximately 5,700 customers throughout the world. While we have not concentrated our sales and marketing efforts on Fortune 500 companies, we provide our Internet solutions to a number of large enterprises. Microsoft's WebTV Networks, Inc. accounted for 8%, 20% and 21% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Our four-year arrangement with Microsoft's WebTV Networks was terminated in September of 2001. As we enter 2002, no customer represents a significant portion of our revenues, however, it is possible that we could begin deriving a significant portion of our revenues from one or a limited number of customers in the future.

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

         To address individual customer problems, we provide customer technical support 24 hours-a-day, 7 days-a-week. Our customers also have the ability to reach our customer support representatives by e-mail or to schedule a telephone appointment at a time that is convenient to them. In addition, our customer care representatives are available to respond to individual customer needs and provide direct customer support.

COMPETITION

         The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry goes through consolidation and attrition, which may for a period of time increase downward pressure on prices as companies struggle to retain market share. We believe that the primary competitive factors in the Internet services market include:

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

o        superior customer support and service; and

o        high reliability.

         Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies. Although some of the companies listed below are in various states of financial difficulties it may be possible for some of them to emerge from their current financial difficulties as strong competitors again:

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

GOVERNMENT REGULATION

         We provide Internet access, in part through transmissions over public telephone lines. These transmissions are governed by regulations and policies establishing charges, terms and conditions for communications. As an Internet provider, we are not currently regulated directly by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. We could, however, become subject to regulation by the Federal Communications Commission and/or other regulatory agencies if we become classified as a provider of basic telecommunications services. These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. For example, Internet access providers, unlike long distance telephone companies, currently are not required to pay carrier access charges. Access charges are assessed by local telephone companies on long-distance companies for the use of the local telephone network when the local telephone company originates and terminates long-distance calls, generally on a per-minute basis. The payment of access charges has been a matter of continuing dispute, with long-distance companies complaining that the charges are substantially in excess of actual costs and local telephone companies arguing that access charges are justified to subsidize lower local rates for end users and other purposes. In May 1997, the Federal Communications Commission reaffirmed its decision that Internet access providers should not be required to pay access charges. Subsequent statements issued by the Federal Communications Commission have not altered this conclusion. Indeed, the Commission has adopted a series of inquiries in recent months designed to ensure that broadband Internet access services are subject to minimal regulation. A change in the Commission's current regulatory scheme to require that we pay access charges could have a significant impact on our costs of providing service. Pending legislation in Congress that has passed the House of Representatives also would exempt high-speed Internet access services from most regulation. Neither the Commission nor states and localities would be permitted to regulate rates, terms or conditions or charges for high-speed data services, Internet backbone services or Internet end-user services.

         The Federal Communications Commission also has concluded that Internet access providers should not be required to contribute to the universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as providing access to enhanced communications systems for schools, libraries and health care providers. As a result, unlike other telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected nor required to contribute to similar funds being established at the state level. However, the Commission recently re-opened the question of universal service fund treatment of high speed Internet access providers that use wireline telephone lines. The access charge issue also is the subject of Federal Communications Commission proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the relevant Federal Communications Commission decisions concerning carrier access charges and universal service, and their arguments are gaining support as Internet-based telephony begins to compete with conventional telecommunications services. The Commission will consider these companies' arguments in the recently-opened proceedings. We cannot predict how these matters will be resolved but we could be adversely affected if, in the future, Internet service providers are required to pay access charges or contribute to universal service support.

         Under current regulation, to the extent that an end user's call to an Internet access provider is considered local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the calling party's local telephone company. Reciprocal compensation is a reimbursement mechanism between telephone companies whereby the carrier that terminates a call is eligible for payment from the carrier serving the calling party. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the internet service provider's costs. However, the Federal Communications Commission recently determined that most, but not all, traffic to an Internet access provider is interstate rather than local in nature, and consequently is in the process of gradually eliminating the payment of reciprocal compensation to the local telephone companies that serve us. If the Federal Communications Commission completes its elimination of reciprocal compensation payments, our costs may increase. There is a pending proceeding at the Commission to determine appropriate compensation mechanisms for such calls to Internet service providers. The Federal Communications Commission has ruled that state commissions, in the interim, may determine under what circumstances reciprocal compensation should be paid. To date, most states considering the issue have upheld reciprocal compensation for calls placed to Internet service providers. If the new compensation mechanisms increase the costs to carriers that terminate calls to Internet service providers or if states eliminate reciprocal compensation payments for calls to Internet service providers, the affected carriers could increase the price of service to Internet service providers to compensate themselves which could have a material adverse effect on our business, financial condition and results of operation.

         The Federal Communications Commission recently initiated a broad inquiry designed to promote widespread access to high-speed Internet access service. This proceeding will consider the Commission's tentative conclusion that high-speed Internet access service provided over telephone lines should be regulated as "information services," rather than as basic telecommunications service. Further, the Commission will consider whether Internet access transmissions over telephone lines are "telecommunications," rather than telecommunications services. Should the Commission adopt these classifications, independent Internet access providers may no longer have a right to separate, nondiscriminatory access to the telephone lines owned by incumbent local telephone companies that have been upgraded to permit use for broadband services. Pending legislation in Congress that has passed the House of Representatives also would limit the network-sharing requirements applicable to telephone lines upgraded to permit use for broadband services. However, the legislation also would require incumbent telephone companies to upgrade their facilities to permit high-speed Internet service within five years and permit end-users to select their choice of Internet service providers without also having to pay for the incumbent's Internet service. Although we cannot predict the outcome of the Federal Communications Commission's proceeding or legislation pending in Congress, if adopted these initiatives could have an adverse effect on our business, financial condition and results of operation.

         The Federal Communications Commission is continuing the pursuit of measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers by requiring incumbent telephone companies to provide access to their rights-of-way and wiring located within multiple tenant environments
(MTEs). The Federal Communications Commission has prohibited telecommunications carriers from entering into contracts to service commercial MTEs that restrict a property owner's ability to permit entry by other service providers. The Commission is also considering requiring owners of residential MTEs to provide competing service providers nondiscriminatory access to their buildings. Such regulatory measures could enhance the competitive viability of Internet service providers that are affiliated with the providers of these high-speed facilities.

         Finally, the Federal Communications Commission recently adopted an order governing Internet service provider access to the infrastructure deployed by cable television operators. The Commission held that use of cable infrastructure for Internet access services ("cable modem services") is not subject to regulation as a basic telecommunications service or cable service. This classification is expected to largely immunize cable modem service providers from regulation, including regulations that require competitors be afforded open access to the cable infrastructure. The Commission's decision could foreclose Internet service provider access rights to the cable television infrastructure. However, the near-term effect of the Commission's ruling is unclear. Several municipal franchising authorities have required franchised cable companies to provide competing Internet service providers open access to their cable infrastructure. Cable companies have appealed these decisions and the courts have taken different regulatory approaches in deciding whether to require open access. In addition, certain cable operators have agreed to voluntarily provide access to competing service providers. Consumer groups and others already have appealed the Commission's decision in court. Local governments also have stated that they plan to appeal the Commission's decision. The Commission also has initiated an inquiry into whether the FCC may prevent state and local franchising authorities from regulating cable modem services. The Commission has tentatively decided that local authorities should not have authority to regulate cable modem services, which could further decrease our potential access to the cable television infrastructure. The Commission's inquiry also considers whether cable modem service providers should be required to provide access to multiple Internet service providers. Such a requirement would allow us to enter nondiscriminatory agreements with cable modem service providers to provide Internet access services.

         The law relating to the liability of Internet service providers and online service providers due to information disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of obscene, indecent, defamatory or otherwise illegal material, as well as materials that infringe on intellectual property rights, that may subject us to liability. In particular, a recently-adopted Pennsylvania statute subjects Internet service providers to fines and potential imprisonment and felony charges for failing to disable access to child pornography within five days of notification by the state Attorney General's office. Two federal laws mitigate these risks. In 1996, Congress immunized Internet service providers and online service providers from liability for defamation and similar claims arising from materials the Internet service providers and online service providers did not create, but merely distributed without knowing or having had reason to know of their defamatory nature. Likewise, in 1998, Congress created a safe harbor from copyright infringement liability for Internet service providers and online service providers arising from materials placed on the Internet service provider's or online service provider's network by third parties, so long as basic requirements are satisfied.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted covering issues such as the sale of alcohol and firearms, gambling, unsolicited email, content, user privacy, pricing and trademark or copyright infringement. Laws and regulations potentially affecting us have been adopted, and may be adopted in the future, by federal and state governments, as well as by foreign governments. We cannot predict the impact, if any, that recent and future legislative or regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone or other companies, such as open access to cable infrastructure, could have a material adverse effect on our business.

INTELLECTUAL PROPERTY

         We have proprietary rights to trade secrets relating to technical and business aspects of our operations. We have sought and will continue to seek federal, state and local protection for these proprietary rights. We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights, particularly those related to our names and logos. We require each of our employees to enter into an inventions agreement, pursuant to which each agrees that any intellectual property rights developed while in our employment belong to us. We believe that we were the first to adopt the service mark FASTNET and the associated logo in connection with Internet service business, and have received federal registrations for them. In addition, we have received federal registrations for FAST.NET, 1-888-321-FAST, GET@YES, TOTAL MANAGED SECURITY, TMS, CUSTOMER NETWORK FACILITY, CUSTOMER CONTROLLED VIRTUAL PRIVATE NETWORK, CC/VPN, ALLEVIATE, ALLEVI@TE, CNF, 123HOSTME!, HOSTME!, SUPERLINK, NETREACH and YOU'RE HUMAN, SO ARE WE. We also have pending federal applications for the following other names and marks: 123HOSTME.COM and INTERNET UNLIMITED. We currently believe that these names and marks are not material to our business.

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

EMPLOYEES

         As of December 31, 2001, we had a total of 108 employees, including 106 full-time employees and 2 part-time employees. Of these employees, 22 were in engineering, 72 were in general and administrative positions, including executives, customer care and accounting, and 14 were in sales and marketing.

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

Consequently, the evaluation of our future business prospects is difficult because our historical results for the time that we were implementing our revised strategy is limited to 15 months. Our success will depend upon:

o our continued ability to attract and sell additional products and services to our target customers;

o our continued ability to enter into selected product or service partnerships; and

o our continued ability to open new markets through acquisition of financially sound ISPs within these new markets.

         Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, changes in capital markets, competitive factors or other events beyond our control.

IF WE ARE UNABLE TO SUSTAIN THE COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER OUR REVISED BUSINESS PLAN THROUGHOUT 2002 WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN AND OUR BUSINESS COULD BE HARMED.

         If we do not continue to achieve the cost savings and reduction in cash consumption under this plan throughout 2002, then we will need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute outstanding and current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

IF WE ARE UNABLE TO INTEGRATE THE OPERATIONS WE HAVE ACQUIRED WITH FASTNET, WE MAY NOT REALIZE OUR PLANNED COST SAVINGS.

         A key element of our business strategy is to grow through acquisitions, and we must be able to integrate the networks of FASTNET and these acquired operations to gain the efficiencies we hope to achieve. We also must be able to retain and manage key personnel, integrate the back-office operations of these acquired operations into the back-office operations of FASTNET, and expand our consolidated company product portfolio across our increased customer base from these acquired operations or we may not be able to achieve the operating efficiencies we anticipate.

To integrate our newly acquired operations successfully, we must:

o        install and standardize adequate operational and control systems;
o        deploy standard equipment and telecommunications facilities;
o employ qualified personnel to provide technical and marketing support in new as well as existing locations;
o        eliminate redundancies in overlapping network systems and personnel;
o incorporate acquired technology and products into our existing service offerings;
o        implement and maintain uniform standards, procedures and policies;
o standardize marketing and sales efforts under the common FASTNET brand, and, where applicable, maintain the brand name integrity of products and services that continue to be marketed and sold under the brand names utilized by the acquired operations; and
o continue the expansion of our managerial, operational, technical and financial resources.

         The process of consolidating and integrating acquired operations takes a significant period of time, places a significant strain on our managerial, operating and financial resources, and could prove to be even more expensive and time-consuming than we have predicted. We may increase expenditures in order to accelerate the integration and consolidation process with the goal of achieving longer-term cost savings and improved profitability.

The key integration challenges we face in connection with our acquisitions include:

o acquired operations, facilities, equipment, service offerings, networks, technologies, brand names and sales, marketing and service development efforts may not be effectively integrated with our existing operations;
o        anticipated cost savings and operational benefits may not be realized;

o in the course of integrating an acquired operation, we may discover facts or circumstances that we did not know at the time of the acquisition that adversely impact our business or operations, or make the integration more difficult or expensive;
o integration efforts may divert our resources from our existing business;
o        standards, controls, procedures and policies may not be maintained;
o        employees who are key to the acquired operations may choose to leave;
         and we may experience unforeseen delays and expenses.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

         We expect to continue our targeted acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition to the equity securities that we have issued to date in connection with our completed acquisitions, we may also be obligated to issue additional equity securities based on earn-out provisions set forth in the acquisition agreements. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

         We recorded all business acquisitions in 2001 under the purchase method of accounting. The Cybertech and NetReach acquisitions resulted in goodwill of $600,000 and $4,308,784. The Company acquired SuperNet in January 2002 and will record the acquisition in 2002 using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was preliminary determined to be $1,762,550. The Company is the process of obtaining a valuation from an independent valuation consultant and thus, the allocation for the purchase price has not yet been finalized. Effective January 1, 2002 the Company will no longer amortize goodwill and certain intangibles pursuant to Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets". We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE

         A number of the Internet businesses we have acquired did not have audited financial statements, and this may be true for subsequent acquisitions as well. These companies often have varying degrees of internal controls and detailed financial information, and the financial information we are able to provide for recently completed acquisitions may not be audited. Our subsequent audits of those acquired companies may reveal significant issues with respect to revenues, expenses and liabilities, contingent or otherwise.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY

         Our loan agreement with First Union National Bank contains customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of the loan would entitle the bank to foreclose on certain of our assets, including the capital stock of our subsidiaries. The bank would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of FASTNET's capital stock.

         In addition, the terms and agreements relating to the sale of our Series A Convertible A Preferred stock contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, create or issue any shares of capital stock with rights senior to the holders of the Series A Convertible Preferred stock, make distributions or declare dividends, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, effect stock splits, and issue additional equity securities. Such covenants may make it difficult for us to pursue our business strategies.

         Such restrictive covenants may make it difficult for us to pursue our business strategies without the consent of parties to these agreements, which we may not be able to obtain. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

WE MAY BECOME DEPENDENT UPON REVENUES FROM A LIMITED NUMBER OF CUSTOMERS IF WE ARE UNABLE TO CAPTURE MARKET SHARE AMONG LARGE NUMBERS OF CUSTOMERS UNDER OUR REVISED BUSINESS PLAN.

         Although our primary business strategy is to focus on selling Internet access solutions and enhanced products and services to businesses through a consultative approach, we have derived, and may derive in the future a significant portion of our revenue from a limited number of customers that are not the focus of our business plan. For example, our agreement with Microsoft's WebTV Networks, Inc., which was terminated in September 2001, accounted for 8% of revenues for the fiscal year ended December 31, 2001, 20% of total revenues for the fiscal year ended December 31, 2000, and 21% of total revenues for the fiscal year ended December 31, 1999. If we are unable to continue to implement our revised business strategy of capturing market share among a large number of business customers by differentiating FASTNET from competitors through a consultative problem solving sales approach, then we will continue to be substantially dependent upon revenues from a few of our larger customers. We expect revenues from large customers to vary from year to year. In the future, the loss of any of our significant customers or a significant decrease in revenues from these customers could harm our results of operations if we are unable to continue to increase the size of our overall customer base to off-set the possible future loss of revenues that are derived from a single or few significant customers.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the years ended December 31, 2001, 2000 and 1999 we had net losses of $8.5 million , $31.1 million, and $5.6 million respectively.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the year ended December 31, 2001, we had a net loss of $8.5 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

         Our Common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00. Since February 7, 2000, the date of our Initial Public Offering, our stock price has risen and fallen and has traded below a $1.00 for varying lengths of time. We cannot provide assurances that we will be able to continue to meet these continued listing requirements. If we are unable to maintain these standards, our Common stock could be delisted from the Nasdaq National Market, where our Common stock currently trades. Trading in our stock would then be conducted on the Nasdaq SmallCap Market unless we are unable to meet the requirements for inclusion. If we were unable to meet the requirements for inclusion in the SmallCap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock.

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

FUTURE SALES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR STOCK AND OUR ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS.

         No prediction can be made as to the effect, if any, that future sales of shares of Common stock or the availability for future sale of shares of Common stock or securities convertible into or exercisable for our Common stock will have on the market price of our Common stock. Sale, or the availability for sale, of substantial amounts of Common stock by existing shareholders under Rule 144, through the exercise of registration rights or the issuance of shares of Common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our Common stock and could materially impair our future ability to raise capital through an offering of equity securities.

IN THE FUTURE, WE MAY BE UNABLE TO EXPAND OUR SALES, TECHNICAL SUPPORT AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH MAY HINDER OUR ABILITY TO GROW AND MEET CUSTOMER DEMANDS.

         On October 10, 2000, we terminated 44 employees across all departments of the Company. This involuntary termination may make it more difficult to attract and retain employees. If, in the future, we are unable to expand our sales force and our technical support and customer support staff, our business could be harmed since this more limited staff could limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support.

WE FACE SIGNIFICANT AND INCREASING COMPETITION IN OUR INDUSTRY, WHICH COULD CAUSE US TO LOWER PRICES RESULTING IN REDUCED REVENUES.

         The growth of the Internet access and related services market and the absence of substantial barriers to entry have attracted many start-ups as well as existing businesses from the telecommunications, cable, and technology industries. As a result, the market for Internet access and related services is very competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. Current and prospective competitors include:

o national Internet service providers and regional and local Internet service providers, including any remaining viable providers of free dial-up Internet access;

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

OUR GROWTH DEPENDS ON THE CONTINUED ACCEPTANCE BY OUR TARGET CUSTOMERS OF THE INTERNET FOR COMMERCE AND COMMUNICATION.

         If the use of the Internet by businesses and enterprises for commerce and communication does not continue to grow, our business and results of operations will be harmed. Our products and services are designed primarily for the rapidly growing number of business users of the Internet. Commercial use of the Internet by small and medium sized enterprises is still in its early stages. Despite growing interest in the commercial uses of the Internet, many businesses have not purchased Internet access and related services for several reasons, including:

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon a limited number of companies as our primary backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations.

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

         We face risks due to possible changes in the way our suppliers are regulated which could have an adverse effect on our business. For example, most states require local exchange carriers to pay reciprocal compensation to competing local exchange carriers for the transport and termination of Internet traffic. However, the Federal Communications Commission has concluded that at least a substantial portion of dial-up Internet traffic is jurisdictionally interstate, and has adopted plans for gradually eliminating the reciprocal compensation payment requirement for Internet traffic. If the FCC completes its planned elimination of reciprocal compensation payments, telephone carriers might no longer be entitled to receive payment from the originating carrier to terminate traffic delivered to us. The Federal Communications Commission has launched an inquiry to determine an alternative mechanism for covering the costs of terminating calls to Internet service providers. In the interim, state commissions will determine whether carriers will receive compensation for such calls. If the new compensation mechanism adopted by the Federal Communications Commission increases the costs to our telephone carriers for terminating traffic to us, or if states eliminate reciprocal compensation payments, our telephone carriers may increase the price of service to us in order to recover such costs. This could have a material adverse effect on our business, financial condition and results of operations.

         Although the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, a recently-adopted Pennsylvania statute subjects Internet service providers to fines and potential imprisonment and felony charges for failing to disable access to child pornography within five days of notification by the state Attorney General's office. We could be subject to this law after it goes into effect on April 20, 2002. Although it is not possible for us to predict the outcome, it is possible that this law could be ruled unconstitutional.

ITEM 2.  PROPERTIES.

         Our corporate offices are located in Bethlehem, Pennsylvania where we lease approximately 72,881 square feet of space for our Network Operations Center. Our lease agreements for this space, which commenced on June 1, 1999 and September 1, 1999, respectively, have six-year terms. We also entered into a lease on January 6, 2000 for 34,580 square feet of space for our principal executive offices with a lease term of six years. We also lease space for our market-based infrastructure, ranging from 600 to 4,000 square feet, in Pennsylvania, New Jersey and New York. In December of 2001, we recorded a $1.3 million restructuring charge for excess data centers and excess office spaces that we have been unable to use, sublet or exit. Given the current state of the real estate market we believe, that if needed, we will continue to be able to obtain additional suitable space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not involved currently in any legal proceedings that either individually or taken as a whole, will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a special meeting of the Stockholders on October 19, 2001. Following is a description of the matter voted on and the results of such meeting:

         Approve the Issuance and sale of up to 5,494,505 shares of the Company's Series A Convertible Preferred stock (the "Series A Preferred Stock") and warrants to purchase an aggregate of 1,373,627 shares of the Company's Common stock (the "Warrant"), and other securities that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred and Warrants in a private financing and a sale of up to 1,000,000 shares of Common stock owned by a director of the Company, on the terms and subject to the conditions described in the Proxy Statement.

         VOTES                   VOTES               VOTES             BROKER
          FOR                   AGAINST             WITHHELD          NON-VOTES
         ----                   -------             --------          ---------
         15,236,330             229,573              14,511               --


                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SHAREHOLDER MATTERS.

         Our Common stock has traded on the Nasdaq National Market (Nasdaq
Symbol: FSST) since the completion of our initial public offering ("IPO") on February 7, 2000. Prior to that date, there was no public market for our Common stock. The following table sets forth the high and low prices for our Common stock for the periods indicated as reported by the Nasdaq National Market:

                                                 COMMON STOCK PRICE
                                                 ------------------
                                            2001                      2000
                                       HIGH       LOW           HIGH        LOW
                                       ----       ---           ----        ---
First Quarter ...................     $1.88      $0.47         $22.03     $11.75
Second Quarter...................      1.12       0.70          12.13       3.56
Third Quarter....................      2.00       0.75           4.02       1.63
Fourth Quarter...................      1.17       0.86           2.50       0.28

         On March 28, 2002, the closing price of our Common stock as reported on the Nasdaq National Market was $1.03 per share. As of March 28, 2002, there were approximately 21,487,854 shareholders of our Common stock.

         We have never declared or paid any cash dividends on our Common stock and do not expect to pay dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth and working capital needs.

         Our initial public offering, or IPO, was effected through a Registration Statement on Form S-1 (File No. 333-85465) that was declared effective by the SEC on February 7, 2000 and pursuant to which we sold an aggregate of 4,000,000 shares of our Common stock at $12.00 per share. On March 7, 2000, the managing underwriters of our IPO, ING Barings LLC, Wit SoundView Technology Group, Inc., FAC/Equities, a division of First Albany Corporation and DLJ direct, Inc., exercised the over-allotment option selling an additional 600,000 shares of our Common stock. Total aggregate proceeds were $55.2 million. Proceeds net of offering costs were $49.6 million.

         In the preceding three years, we have issued the following securities that were not registered under the Securities Act of 1933:

         In December 2000, we sold 1,000,000 shares of restricted Common stock to the Chief Executive Officer of the Company in a private placement for $437,500. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

         On March 14, 2001, we issued 2,000,000 shares of our Common stock to Cybertech Wireless, Inc. in connection with the purchase of all the assets and substantially all the liabilities of Cybertech. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

         On September 5, 2001, we sold 2,506,421 shares of our Series A Preferred stock to Edison Venture Fund IV, L.P. and Strattech Partners I, L.P. The sale included warrants to purchase up to 626,605 shares of Common stock of the Company, with an exercise price of $1.27 per share. These shares of Series A Preferred stock are convertible into shares of Common stock by the holder at any time after the first to occur of (i) August 30, 2002 or (ii) such date that the Company is required to give notice to the holders of Series A Convertible Preferred stock regarding (i) the issuance of certain dividend and distribution payments on the Common stock, (ii) the offering of pro rata subscription rights to purchase securities of the Company to holders of the Common stock, (iii) the recapitalization or reclassification of the Company's capital stock, consolidation or merger of the Company into another entity, or sale or transfer of substantially all of the Company's assets, or (iv) the voluntary or involuntary dissolution, liquidation or winding up of the company. In general, each share of Series A Preferred stock is convertible into one share of the Company's Common stock subject to adjustments, for stock splits, stock dividends, or other reclassifications or similar events affect the Common stock.

         On November 1, 2001, we issued 2,400,000 shares of our Common stock to NetReach, Inc. in connection with the merger of FASTNET Exchange Corporation, a wholly owned subsidiary of the Company, and NetReach Inc. The merger agreement contains a contingent earn out provision for the issuance of up to 600,900 unregistered shares of the Company's Common stock. This sale was made under exemption from registration provided under Section 4(2) of the Securities Act.

         On November 14, 2001, we sold 790,283 shares of our Series A Preferred stock to Edison Venture Fund IV, L.P. and Strattech Partners I., L.P. The sale included warrants to purchase up to 197,571 shares of Common stock of the Company, with an exercise price of $1.27. This sale was made under exemption from registration provided under Section 4(2) of the Securities Act. These shares of Series A Preferred stock are convertible into shares of Common stock by the holder at any time after the first to occur of (i) August 30, 2002 or
(ii) such date that the Company is required to give notice to the holders of Series A Convertible Preferred stock regarding (i) the issuance of certain dividend and distribution payments on the Common stock, (ii) the offering of pro rata subscription rights to purchase securities of the Company to holders of the Common stock, (iii) the recapitalization or reclassification of the Company's capital stock, consolidation or merger of the Company into another entity, or sale or transfer of substantially all of the Company's assets, or (iv) the voluntary or involuntary dissolution, liquidation or winding up of the company. In general, each share of Series A Preferred stock is convertible into one share of the Company's Common stock subject to adjustments, for stock splits, stock dividends, or other reclassifications or similar events affect the Common stock.

         On November 14, 2001, we issued 109,589 shares of the Company's Series A Preferred stock and a warrant to purchase up to 27,397 shares of the Company Common stock to a provider of professional services. This issuance was made under exemption from registration provided under Section 4(2) of the Securities Act. These shares of Series A Preferred stock are convertible into shares of Common stock by the holder at any time after the first to occur of (i) August 30, 2002 or (ii) such date that the Company is required to give notice to the holders of Series A Convertible Preferred stock regarding (i) the issuance of certain dividend and distribution payments on the Common stock, (ii) the offering of pro rata subscription rights to purchase securities of the Company to holders of the Common stock, (iii) the recapitalization or reclassification of the Company's capital stock, consolidation or merger of the Company into another entity, or sale or transfer of substantially all of the Company's assets, or (iv) the voluntary or involuntary dissolution, liquidation or winding up of the company. In general, each share of Series A Preferred stock is convertible into one share of the Company's Common stock subject to adjustments, for stock splits, stock dividends, or other reclassifications or similar events affect the Common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes selected financial data for the five years in the period ended December 31, 2001. Our historical data for the Company is derived from, and is qualified by reference to, our Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. These Financial Statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                   2001            2000            1999            1998            1997
                                               -------------   -------------   -------------   -------------   -------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ...................................   $ 15,293,611    $ 12,660,248    $  8,392,362    $  5,527,979    $  3,670,614
Operating expenses:
   Cost of services ........................      9,825,712      13,325,733       5,671,948       3,241,741       2,333,919
   Selling, general and administrative .....     10,466,419      17,946,471       6,362,729       3,067,740       1,445,224
   Depreciation and amortization ...........      7,801,078       5,038,811       1,600,058         346,568         177,375
   Restructuring charge ....................      1,335,790(3)    5,159,503(1)           --              --              --
   Asset impairment ........................             --       3,233,753(2)           --              --              --
                                               -------------   -------------   -------------   -------------   -------------
       Total operating expenses ............     29,428,999      44,704,271      13,634,735       6,656,049       3,956,518

Operating loss .............................    (14,135,388)    (32,044,023)     (5,242,373)     (1,128,070)       (285,904)
Other income (expense), net ................        (41,152)        903,103        (358,698)       (146,220)        (36,162)
                                               -------------   -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM .............   $(14,176,540)   $(31,140,920)   $ (5,601,071)   $ (1,274,290)   $   (322,066)
                                               =============   =============   =============   =============   =============

Extraordinary Gain on Early Extinguishment
   of Debt .................................      5,636,377              --              --              --              --
                                               -------------   -------------   -------------   -------------   -------------

NET LOSS ...................................     (8,540,163)    (31,140,920)     (5,601,071)     (1,274,290)       (322,066)
                                               =============   =============   =============   =============   =============

Deemed Dividend - Beneficial Conversion
   Feature .................................       (389,405)             --              --              --              --
                                               -------------   -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS..   $ (8,929,568)   $(31,140,920)   $ (5,601,071) $   (1,274,290)   $   (322,066)
                                               =============   =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss before Extraordinary Item after
   Deemed Dividend-Beneficial
     Conversion Feature ....................   $      (0.83)   $      (2.20)   $      (0.77)   $      (0.14)   $      (0.03)

Extraordinary Item .........................           0.32              --              --              --              --
                                               -------------   -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS..   $      (0.51)   $      (2.20)   $      (0.77)   $      (0.14)   $      (0.03)
                                               =============   =============   =============   =============   =============


SHARES USED IN COMPUTING BASIC AND DILUTED
   NET LOSS PER COMMON SHARE ...............     17,398,833      14,177,302       7,229,284       8,880,833      11,575,000
                                               =============   =============   =============   =============   =============

                                                                               DECEMBER 31,
                                                   2001            2000            1999            1998            1997
                                               -------------   -------------   -------------   -------------   -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ..................   $ 10,271,755    $  5,051,901    $    953,840    $    256,782    $     88,981
Marketable securities ......................      2,300,100      18,455,543              --              --              --
Property and equipment, net ................     16,397,900      19,631,011       7,363,848       1,741,635       1,047,402
Total assets ...............................     39,195,845      48,977,374      15,839,576       3,226,841       1,683,345
Working capital (deficit) ..................      1,875,112       8,360,113      (3,238,257)     (4,356,637)     (1,447,138)
Debt and capital lease obligations .........      5,283,389      11,834,746       7,305,778       3,277,706         655,626
Shareholders' equity (deficit) .............     23,036,851      23,524,577       1,363,811      (2,564,068)       (532,256)

--------------------
(1) In October 2000, the Company recorded a charge related to exit and closing costs for certain markets.

(2) In connection with the restructuring, the Company recorded an asset impairment charge to reduce the carrying value of certain assets to fair market value.

(3) In December 2001, the Company recorded a charge related to excess and idle data centers and administrative offices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATE, BELIEVES, EXPECTS, FUTURE, INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OVERVIEW

         We are an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in second-tier markets in the Northeastern United States. Our services include high-speed data and Internet services, data center services, including web hosting and managed and unmanaged colocation services, small office home office
(SOHO) Internet access, wholesale ISP services, and various professional services including eSolutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with dedicated customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

         On March 14, 2001, we acquired all the assets and substantially all the liabilities of Cybertech Wireless, Inc., a provider of wireless high speed Internet access, web hosting and SOHO access headquartered in Rochester, New York. Cybertech has deployed wireless networks in Rochester, Syracuse, Albany and Buffalo, New York. As a result of this acquisition, we believe we will be able to offer our customers in the New York region the full suite of products and services offered to customers in our Pennsylvania and New Jersey markets. We will also utilize Cybertech's network deployment knowledge to build out wireless networks in selected existing FASTNET markets.

         In September and November 2001, the Company sold a total of 3,296,704 shares of Series A Preferred stock to two investors. The shares were sold for $0.91 per share and the sale included warrants to purchase 824,176 shares of Common stock with an exercise price of $1.27 per share. The $3.0 million raised from this sale will be used for general corporate purposes, as well as to aid the Company in its plans to grow through selected acquisitions.

         On November 1, 2001, the Company acquired all the assets, outstanding Common stock and substantially all of the liabilities of NetReach, Inc. a web application, web design and web hosting company headquartered in Ambler, Pennsylvania. NetReach will become the eSolutions division of FASTNET once the integration is complete. As a result of this acquisition, we believe we will be able to cross-sell both companies existing customer base, as well as increase total consolidated revenue by offering a more complete suite of products and services to the combined customer base.

         On January 31, 2002, the Company acquired all the assets, outstanding Common stock and substantially all of the liabilities of SuperNet Inc., an ISP headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. This is a region with a high density of enterprise customers which represents the focus of FASTNET's strategic business plan. The initial integration of SuperNet was completed by the end of February 2002. FASTNET expects that it will be able to leverage the name recognition and customer satisfaction that SuperNet developed to increase sales to SuperNet's existing customer base, as well as providing a springboard for FASTNET's further penetration of this region.

         As of December 31, 2001, we provided Internet access and enhanced services to 1,630 enterprise customers, 25,900 SOHO customers, and 5,700 customers using our shared and dedicated web hosting, and colocation services.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2002 as we seek to execute our revised business plan. Our operating losses were $14,135,638, $32,044,023 and, $5,242,373 for the years ended December 31, 2001, 2000 and 1999, respectively.

MODIFICATION OF OUR STRATEGIC PLAN IN OCTOBER OF 2000

         On October 10, 2000, we modified our strategic plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Under this modified plan our selling and marketing strategy is focused on markets located in Pennsylvania, New Jersey and New York.

         The Company also changed its sales model to a consultative, face-to-face approach rather than the centralized telemarketing approach we previously utilized. We believe our increased focus on a smaller number of markets which are located closer to our headquarters, in conjunction with the consultative sales approach, will enable us to engage more customers in our target markets and retain customers for longer periods of time. We are also building a customer-centric culture highlighted by dedicated customer care and technical support departments. We expect this increased focus on customer care will help us build and maintain long-term relationships with our customers. We modified our value proposition from being a low-cost provider to focusing on building a reputation of being an authority on Internet-enabled solutions with exceptional customer care.

         Our modified plan included taking the steps during 2001 to redesign our network architecture, thereby accomplishing an overall reduction in telecommunication expenses. In October of 2000, we began eliminating the outbound bandwidth in the 12 markets where field sales efforts were suspended. The market-based infrastructure in the remaining operational markets was reconfigured to reduce costs while still achieving reliability and redundancy of the network by maintaining multiple connections to the worldwide Internet backbone providers. These changes had a favorable impact on our gross margins during 2001.

         As part of the restructuring plan, 44 employees were terminated on October 10, 2000 throughout all departments of the Company. This payroll and related expense reduction resulted in reduced selling, general, and administrative expenses, thereby reducing the Company's cash burn-rate.

         In addition to these cost containment actions, we reduced the planned capital expenditures for 2001 and 2002. We believe that the equipment that would have been deployed in new markets will provide the company with much of the networking equipment it will need into 2003. As a result of our modified strategic plan, we believe that the cash and investments we have available will be sufficient to fund operations into 2003 without requiring us to raise any additional cash.

         Simultaneous with the modification of our strategic plan in 2000, we recorded a restructuring charge of $5.2 million primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations (see Note 7 in Notes to Consolidated Financial Statements). During the fourth quarter of 2000, based upon a review of the Company's long-lived assets, the Company recorded a non-cash charge of $3.2 million primarily related to the write-down of a portion of the asset values of the components of several of the Company's customer network facilities. The Company idled operations in these facilities upon adoption of the Company's revised business plan. An impairment was recognized as the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of their fair value.

         Throughout 2001, the Company has continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. This charge assumes certain assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. The total amount of lease payments relating to these excess or idle facilities is approximately $4.6 million through 2010. Actual results could differ materially for this estimate.

         The activity in the restructuring charge accrual during 2001 is summarized in the table below:

                                                   ACCRUED                                           ACCRUED
                                                RESTRUCTURING                         CASH        RESTRUCTURING
                                                    AS OF            2001           PAYMENTS          AS OF
                                                 DECEMBER 31,    RESTRUCTURING       DURING        DECEMBER 31,
                                                     2000           CHARGE            2001             2001
                                                 ------------    ------------     ------------     ------------
Telecommunications exit and termination fees     $ 2,552,472     $        --      $(2,318,492)     $   233,980
Leasehold termination costs                          708,818              --         (593,275)         115,543
Termination payments to employees                         --              --               --               --
Sales and marketing contract terminations            522,520              --         (470,199)          52,321
Facility exit costs                                  261,833       1,335,790         (227,350)       1,370,273
                                                 ------------    ------------     ------------     ------------

                                                 $ 4,045,643     $ 1,335,790      $(3,609,316)     $ 1,772,117
                                                 ============    ============     ============     ============

RESULTS OF OPERATIONS

REVENUES

         We classify our revenue into these major categories: revenues from the sale of enterprise level Internet access and enhanced products and services, SOHO Internet access which includes revenues from the sale of Internet access to SOHOs and includes revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers, revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services and finally revenues from e-Solutions, web design and development services. We target our Internet access and enhanced services to businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, enterprise class DSL services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. Our business plan focuses on the core service offering of Internet access coupled with add-on sales of enhanced products and services as our customers' Internet needs expand. Internet access and enhanced product revenues are recognized as services are provided. We expect our Internet access and enhanced product revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

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

         Our SOHO revenues consist of dial-up Internet access to both residential and small office business customers, and revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers, SOHO DSL Internet access, and ISDN Internet access. Customers using our SOHO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our business plan, we expect SOHO revenues to decrease as a percentage of total revenues. We have reduced selling and marketing efforts targeted to this customer base in response to increased competition from both free Internet service providers and other providers.

         We also offer our customers virtual private network solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided.

COST OF REVENUES

         Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network. Cost of revenues also includes engineering payroll, creative and programming staff payrolls for web design and development, the cost of third party hardware and software that we sell to our customers, facility rental expense for network infrastructure, and rental expense on network equipment financed under operating leases.

         The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                               2001        2000        1999
                                                            ---------   ---------   ---------
         Revenues .....................................       100.0%      100.0%      100.0%

         Operating expenses:
              Cost of revenues (excluding depreciation)        64.3       105.2        67.6
              Selling, general and administrative
                 (excluding depreciation) .............        68.4       141.8        75.8
              Depreciation and amortization ...........        51.0        39.8        19.1
              Restructuring charge ....................         8.7        40.8          --
              Asset impairment ........................          --        25.5          --
                                                            ---------   ---------   ---------
                                                              192.4       353.1       162.5

              Operating loss ..........................       (92.4)     (253.1)      (62.5)
         Other income (expense), net ..................        (0.3)        7.1        (4.3)
                                                            ---------   ---------   ---------
         Loss before extraordinary item ...............       (92.7)     (246.0)      (66.8)
                                                            ---------   ---------   ---------
         Extraordinary gain ...........................        36.9          --          --
                                                            ---------   ---------   ---------
         Net loss .....................................       (55.8)%    (246.0)%     (66.8)%
                                                            =========   =========   =========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         REVENUES. Revenues increased by $2.6 million or 21% to $15.3 million for the year ended December 31, 2001 compared to $12.7 million for the year ended December 31, 2000. This increase in revenues is primarily a result of an increase in business customers using our dedicated Internet access. Our dedicated Internet access customer base grew by 89% from 860 as of December 31, 2000 to 1,628 as of December 31, 2001. Colocation revenues also contributed to the overall increase in revenues. Colocation revenues increased by $546,000 or 164% from $334,000 in 2000 to $880,000 in 2001 as a result of our increased focus on this customer base and our new colocation facilities opened in December 2000. Revenues also increased due to the acquisitions of Cybertech in March 2001 and NetReach in November 2001. Our revenue growth was offset by the loss of Microsoft WebTV. The revenues from Microsoft WebTV declined by $1.3 million for the year ended December 31, 2001. Our contract with Microsoft's WebTV was terminated in September 2001. Our revenue growth was also offset by a decrease in the average revenue per customer in 2001 as a result of additional enterprise DSL customers and wireless access customers. As we move into 2002, we expect future revenue growth to primarily be generated from our dedicated Internet access and enhanced products and services and have made growing this customer base the continued focus of our strategic business plan.

         COST OF REVENUES. Cost of revenues decreased by $3.5 million or 26% to $9.8 million for the year ended December 31, 2001 as compared to $13.3 million for the year ended December 31, 2000. Gross margin increased from (5)% for the year ended December 31, 2000 to 36% for the year ended December 31, 2001. This decrease in cost of revenues and the improvement in gross margin was primarily due to the reduction in the size and improvement in the efficiency of our network along with the reduced pricing on network elements. The decision to discontinue service to Microsoft's WebTV also contributed to the reduction in the cost of revenues and the increase in gross margin. Additionally, the Company reflected credits resulting from telecommunication providers' billing errors and service level disputes of $797,000 during the year ended December 31, 2001. If these credits had not been included, gross margin would have been 31%. Offsetting the decrease in cost of revenues, was the additional cost-of-revenues associated with the acquisitions of Cybertech and NetReach. The cost structure of our network is scalable, therefore we believe that we will be able to continue to add revenue in 2002 without having to add significantly more network capacity, thus allowing us to continue to generate gross margin of approximately 50%.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $7.5 million or 42% from $17.9 million for the year ended December 31, 2000 to $10.5 million for the year ended December 31, 2001. This decrease is primarily attributable to reduction in head count of selling, general and administrative personnel from 91 at December 31, 2000 to 86 at December 31, 2001. We also reduced the Company's selling, marketing and advertising expenditures from $5.7 million for the year ended December 31, 2000 to $2.3 million for the year ended December 31, 2001. This decrease resulted from the reduction of advertising expenses and sales personnel in markets where we discontinued our direct sales efforts. The remaining decline in selling, general and administrative expenses relates to the Company's general cost containment efforts in the year ended December 31, 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.8 million or 55% from $5.0 million for the year ended December 31, 2000 to $7.8 million for the year ended December 31, 2001. This increase relates to additional depreciation related to networking equipment acquired during 2000 and 2001 and the additional depreciation on assets acquired from Cybertech and NetReach. Additionally, amortization expense increased due to the Cybertech and NetReach acquisitions. Amortization expense related to the Cybertech and NetReach intangibles was $208,000 in the year ended December 31, 2001.

         RESTRUCTURING CHARGE. We recorded a restructuring charge of $1.3 million in the year ended December 31, 2000 related to our excess and idle data centers and administrative offices (see Note 7 to Consolidated Financial Statements).

         OTHER INCOME/EXPENSE. Interest income decreased by $1.4 million or 68% from $2.1 million for the year ended December 31, 2000 to $669,000 for the year ended December 31, 2001. This decrease in interest income resulted from the sale of our investments to fund operations during 2001 and lower interest rates. Interest expense decreased by $448,000 or 39% from $1.1 million for year ended December 31, 2000 to $702,000 for the year ended December 31, 2001. This decrease was a result of the early extinguishment of $10.1 million of capital lease obligations in the year ended December 31, 2001. We expect interest expense to decrease throughout 2002 as a result of the significant decrease in our capital lease obligations.

         EXTRAORDINARY GAIN. A gain on the early extinguishment of debt in the amount of $5.6 million was recorded in the year ended December 31, 2001 as a result of the settlements of approximately $10.0 million of capital lease obligations with two equipment vendors. No taxes have been recorded on the extraordinary gain as the Company provides for a full valuation allowance on deferred tax assets (see Note 11 to Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues increased by $4.3 million or 51% to $12.7 million for the year ended December 31, 2000, compared to $8.4 million for the year ended December 31, 1999. This increase in revenues was primarily a result of an increase in business customers using our dedicated Internet access and web hosting services. Our dedicated Internet access customer base grew by 181% from 300 as of December 31, 1999 to 860 as of December 31, 2000. Partially offsetting this increase in customers was a decrease in the average revenue per customer during 2000 as compared to 1999. This was the result of the addition of Enterprise DSL customers into our dedicated Internet access customer base.

         For the year ended December 31, 2000, we derived $2.6 million or 20% of our revenues from Microsoft's WebTV Networks Inc., as compared to $1.7 million or 21% of our revenues for the year ended December 31, 1999. During 2000, we began offering our Dialplex network coverage in additional markets that resulted in increased revenue from WebTV. However, in September 2000, we reduced the price we charge WebTV for our wholesale Dialplex services. Our contract with Microsoft's WebTV Networks Inc. terminated in 2001.

         COST OF REVENUES. Cost of revenues increased by $7.7 million, or 135%, to $13.3 million for the year ended December 31, 2000 as compared to $5.7 million for the year ended December 31, 1999. This increase was primarily attributable to the increases in our network coverage areas, as well as increases in the capacity of our network including capacity we suspended in October of 2000. During 2000, we added additional connectivity at our network operations center.

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

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $11.6 million or 182% from $6.4 million for the year ended December 31, 1999 to $17.9 million for the year ended December 31, 2000. This increase was primarily attributable to an increase in selling, general and administrative personnel from 72 at December 31, 1999 to a high of 134 at September 30, 2000. As a result of the restructuring, selling, general and administrative personnel decreased to 91 at December 31, 2000. Also contributing to this increase was marketing and advertising expense incurred to gain brand awareness in 20 markets. During the fourth quarter of 2000, we changed our marketing approach to targeted direct advertising in an effort to reduce expenses. In addition, the reduction in operational markets from 20 as of September 30, 2000 to eight at December 31, 2000 resulted in lower selling, general, and administrative expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $3.4 million or 215% from $1.6 million for the year ended December 31, 1999 to $5.0 million for the year ended December 31, 2000. This increase was comprised of depreciation on the 20 market-based network facilities and networking equipment located in those facilities. Also contributing to the increase was $1.5 million of amortization expense for the year ended December 31, 2000 that related to the intangible assets recorded in the purchase accounting of Internet Unlimited as compared to the $625,000 of amortization expense recorded during the last six months of 1999.

         RESTRUCTURING CHARGE. We recorded a restructuring charge of $5.2 million for the year ended December 31, 2000 related to our 2000 restructuring plan (see Note 7 to Consolidated Financial Statements).

         ASSET IMPAIRMENT. We recorded an asset impairment charge of $3.2 million for the year ended December 31, 2000 related to the write-down of a portion of the asset values of the components of several of the Company's customer network facilities (see Note 2 to Consolidated Financial Statements).

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

CASH FLOWS ANALYSIS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                    2001               2000              1999
                                                                -------------     -------------     -------------
         Other Financial Data:
             Cash flows used in operating activities ......     $(12,142,431)     $(15,637,784)     $   (467,622)
             Cash flows provided by (used in)
                investing activities ......................       15,573,429       (27,764,962)       (2,280,717)
             Cash flows provided by financing activities ..        1,788,856        47,500,807         3,445,397
                                                                -------------     -------------     -------------
             Net increase in cash and cash equivalents ....     $  5,219,854      $  4,098,061      $    697,058
                                                                =============     =============     =============

         Cash flows used in operating activities decreased by $3.5 million from cash used of $15.6 million in the year ended December 31, 2000 to cash used of $12.1 million for the year ended December 31, 2001. This decrease is primarily the result of a $22.6 million decrease in our net loss from $31.1 million for the year ended December 31, 2000 to $8.5 million in the year ended December 31, 2001. The decrease in net loss was offset by a decrease in accounts payable and accrued expenses, and the extraordinary gain on the extinguishment of capital lease obligations that was recorded in the year ended December 31, 2001.

         Cash flows provided by investing activities increased $43.3 million from cash used of $27.8 million in the year ended December 31, 2000 to cash provided by investing activities of $15.6 million in the year ended December 31, 2001. This increase in cash flows is a result of the Company's sale of investments in 2001 to fund operations and a decrease in the purchases of property and equipment. The Company believes it will need to continue to sell investments to fund operations.

         Cash flows provided by financing activities decreased by $45.7 million from cash provided of $47.5 million during the year ended December 31, 2000 to $1.8 million of cash provided in the year ended December 31, 2001. The decrease in cash flows from financing activities relates to the proceeds received in 2000 from our initial public offering and exercise of the underwriters' over allotment partially offset by the repayments of capital lease and debt obligations in 2000. In 2001, the Company received proceeds of $3.0 million from sale of its Series A Preferred stock and $2.3 million from term debt proceeds. These proceeds were offset by the repayment of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         The business plan we implemented at the time of our initial public offering in February 2000 required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000 (see "Recent Developments") to allow us to maintain operations without any or limited additional funding into 2003. Simultaneous with the modification of our strategic plan, we recorded a non-recurring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. In December of 2001 the Company recorded an additional charge for facility exit costs. We expect these actions will continue to reduce our cash consumption rate in the future, but may result in early termination payments for certain contractual obligations that exist. As of December 31, 2001, we had $12.6 million in cash and marketable securities. Of these balances we were obligated to pay amounts totaling $2,050,000 in the first two weeks of January 2002 as a result of various contract settlements. We believe that the cash, cash equivalents and marketable securities we have available after the payments in January will be sufficient to fund operations into 2003.

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $436,327 has not been paid as of December 31, 2001 and is, accordingly, classified as accrued restructuring. The Company anticipates that the remaining accrued amount will be paid in 2002. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. The total amount of lease payments relating to these excess or idle facilities is approximately $4.6 million through 2010. Actual results could differ materially from this estimate.

         Prior to our initial public offering, we satisfied our cash requirements primarily through debt and equity financings.

         On September 5, 2001 and November 14, 2001, we sold 2,506,421 and 790,283 shares of Series A Preferred stock, respectively to several investors for gross proceeds of $3.0 million.

         On December 28, 2001, the Company entered into a secured Loan Agreement with a bank and issued the bank a note payable for $2.3 million. We entered into this Loan Agreement to fund our capital lease obligations settlement of $1.6 million. The term of the note is 24 months and the note bears interest at LIBOR plus 1.5%. The Loan Agreement requires that the Company maintain a minimum cash balance of $5.0 million and that the Company will not assume or become liable for any additional indebtedness, whether contingent or direct, in excess of $500,000; provided, however, in connection with acquisitions, the Company may incur indebtedness in excess of $500,000. As collateral for the loan, the Company has granted the lender a security interest in essentially all of the assets of the Company.

         The Company's future liquidity and capital requirements will depend on numerous factors including, but not limited to, risks from competition, new products and technological changes, price and margin pressures and dependence on key personnel. If additional financing is needed, the Company may seek to raise funds through the sale of securities, bank borrowings or otherwise. There can be no assurance that financing will be available to the Company, if at all. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements into 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

         The following table sets forth the Company's approximate aggregate obligations at December 31, 2001, for future payments under contracts and other contingent commitments, for the years 2002 and beyond.

                                           2002           2003           2004           2005        THEREAFTER
                                        -----------    -----------    -----------    -----------    -----------
CONTRACTUAL OBLIGATIONS
Long-term debt ....................     $1,160,205     $1,595,141     $  528,782     $       --     $       --
Capital lease obligations .........      1,966,741(1)      32,520             --             --             --
Operating leases ..................      1,808,933      1,473,183      1,499,028      1,177,935      1,641,457
Employment agreements .............             --             --             --             --             --
Capital expenditures ..............             --             --             --             --             --
Minimum commitments under contracts        450,000(2)          --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------
Total contractual obligations .....     $5,385,879     $3,100,844     $2,027,810     $1,177,935     $1,641,457
                                        -----------    -----------    -----------    -----------    -----------

----------
(1)  Includes $1,600,000 capital lease buyout payment due in January 2002.
(2) Includes payments due to vendors in January 2002 to settle contract disputes.

CRITICAL ACCOUNTING POLICIES:

         In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         The Company's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 14 of this Report. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing the Company's financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

REVENUE RECOGNITION:

         Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges relating to hardware and other provisioning services are recognized as revenue over the life of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred revenue recognition on these advance payments and recognizes this revenue ratably over the service period.

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

         Revenues also include consulting and web design related projects. Revenues from consulting services are generally recognized as the services are provided. The Company generally recognizes project revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete and the customer has accepted. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenue recognized to date are classified as deferred revenues, whereas revenue recognized in excess of amounts billed are classified as unbilled accounts receivable.

ACCOUNTS RECEIVABLE RESERVE:

         Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectible in the future. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we believe that we currently have an adequate reserve for uncollectable accounts, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are distributed over a large customer base management does not believe that a significant change in the liquidity or financial position of any one of our customers would have a material adverse impact on the collectability of our accounts receivables and our future operating results.

IMPAIRMENT OF FIXED ASSETS AND INTANGIBLES:

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

o        significant negative industry or economic trends.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $23.5 million as of December 31, 2001.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

         We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

RESTRUCTURING CHARGES:

         In October 2000, the Company adopted a plan to reduce the number of markets the Company had in operations from 20 to 8, and terminate 44 employees.

         The Company ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the markets being closed. These costs consist of both Internet backbone connectivity cost, as well as network and access costs. These services are no longer required in the closed markets. Carrying costs and rent expense for leased facilities located in non-operational markets are included in Leasehold termination payments. The Company is actively pursuing both sublease opportunities as well as full lease terminations.

         The Company recorded $5,159,503 of restructuring charge in the fourth quarter of 2000. During 2000, $1,113,860 was paid to settle these obligations. During fiscal 2001 $3,609,316 was paid to settle these obligations. While the Company had planned to pay the entire $5,159,503 by the end of 2001, as of December 31, 2001. $436,327 of the original charge remained unpaid. The Company believes that the remaining $436,327 will be paid during 2002.

         Throughout 2001, the Company has continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. The total amount of lease payments relating to these excess or idle facilities is approximately $4.6 million through 2010. Actual results could differ materially from this estimate.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with (the Financial Advisor), who is an affiliate of a significant shareholder. This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment is related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000.

         In January 2000, the Company received a $1,000,000 promissory note from the Financial Advisor. This promissory note was repaid upon the consummation of the initial public offering (see Notes 8 and 9).

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to an advisor who is an affiliate of a significant shareholder for professional services rendered.

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid the firm approximately $398,000 in the year ended December 31, 2001.

         During 2001, the Company paid $35,000 to "A Meeting Place" for professional services related to marketing, advertising and special events. The owner of "A Meeting Place" is the wife of the CEO and President of the Company.

         The Company has $395,000 of NetReach Notes due to the Landlord of one of the Company's facilities. The Company paid the landlord an immaterial amount in the period from the date of the NetReach acquisition to December 31, 2001. Additionally, the Landlord has warrants to purchase 18,420 shares of Common stock at exercise prices of $7.57 and $3.78.

         In the year ended December 31, 2001, the Company advanced $202,000 in funds to several executives of the Company. All of the executives signed promissory notes bearing interest at 3.75%. The promissory notes may be repaid in full or though monthly payments to begin in April 2002. The executives repaid $58,000 of the promissory notes in the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by FASB No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133-an Amendment of FASB Statement No. 133" which was adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the Company does not believe adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and will be adopted by the Company on January 1, 2002. We expect that adoption of this accounting standard will have the impact of reducing the Company's non-cash amortization expense for goodwill and will have a material impact on the Company's financial statements as the amount previously recorded for the amortization of goodwill is significant. For the years ended

December 31, 2001, 2000 and 1999, the amounts of amortization expense for goodwill were approximately $912,000, $821,000 and $341,000, respectively. The required impairment tests of goodwill may result in future period write-downs. In order to complete the transitional assessment of goodwill and non-amortizing intangible assets impairment, the Company will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and
(3) determine the fair value of each reporting unit. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of the date of adoption, the Company has net unamortized goodwill in the amount of approximately $5,290,000. The Company has not yet determined what the effect of the impairment tests will be on the Company's financial position, cash flows or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 will not have any impact on the Company's financial position or results of operations.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at December 31, 2001 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at December 31, 2001. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Operations - For the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity (Deficit) - For the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - For the years ended December 31, 2001, 2000 and 1999

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item is incorporated herein by reference from our Proxy Statement to the 2002 annual meeting of shareholders to be filed shortly hereafter.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required by this item is incorporated herein by reference from our Proxy Statement to the 2002 annual meeting of shareholders to be filed shortly hereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is incorporated herein by reference from our Proxy Statement to the 2002 annual meeting of shareholders to be filed shortly hereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is incorporated herein by reference from our Proxy Statement to the 2002 annual meeting of shareholders to be filed shortly hereafter and is contained in the Company's financial statements included in item 14 of this Annual Report on Form 10-K


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of documents filed as part of this report:

                  1.Consolidated Financial Statements and Financial Statement Schedule beginning on page F-1 are filed as part of this Annual Report on 10-K.

                  2. Financial statement schedule. None

                  3. Exhibits: See Exhibit index filed as part of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K

         (c) Exhibits. See Exhibit index filed as part of this Annual Report on form 10-K.

         (d) Financial Statements. See Financial Statements beginning on page F-1 of this Annual Report on form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO FASTNET CORPORATION:

We have audited the accompanying consolidated balance sheets of FASTNET Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTNET Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index Financial Statements is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 1, 2002

                                   FASTNET CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                                2001            2000
                                                                            -------------   -------------
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................   $ 10,271,755    $  5,051,901
Marketable securities ...................................................      2,300,100      18,455,543
Accounts receivable, net of allowance of $1,135,398 and $776,977 ........      2,663,800       2,570,154
Other current assets ....................................................        500,795         521,781
                                                                            -------------   -------------
Total current assets ....................................................     15,736,450      26,599,379

PROPERTY AND EQUIPMENT, net .............................................     16,397,900      19,631,011
INTANGIBLES, net of accumulated amortization of $3,799,001 and $2,107,297      6,766,044       2,350,274
OTHER ASSETS ............................................................        295,451         396,710
                                                                            -------------   -------------
                                                                            $ 39,195,845    $ 48,977,374
                                                                            =============   =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt .......................................   $  1,160,205    $     17,541
Current portion of capital lease obligations ............................        366,741       4,681,781
Capital lease buyout ....................................................      1,600,000              --
Accounts payable ........................................................      2,819,073       3,736,957
Accrued expenses ........................................................      2,696,348       2,644,023
Deferred revenues .......................................................      3,446,854       3,113,321
Accrued restructuring ...................................................      1,772,117       4,045,643
                                                                            -------------   -------------
     Total current liabilities ..........................................     13,861,338      18,239,266

LONG-TERM DEBT ..........................................................      2,123,923          29,746
CAPITAL LEASE OBLIGATIONS ...............................................         32,520       7,105,678
OTHER LIABILITIES .......................................................        141,213          78,107

COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS' EQUITY
Preferred stock (Note 9) ................................................      1,266,247              --
Common stock (Note 9) ...................................................     71,194,396      64,414,205
Deferred compensation ...................................................       (357,937)       (797,354)
Note receivable .........................................................       (463,750)       (437,500)
Accumulated other comprehensive income ..................................             --          17,763
Accumulated deficit .....................................................    (47,602,105)    (38,672,537)
Less - Treasury stock, at cost ..........................................     (1,000,000)     (1,000,000)
                                                                            -------------   -------------
     Total shareholders' equity .........................................     23,036,851      23,524,577
                                                                            -------------   -------------
                                                                            $ 39,195,845    $ 48,977,374
                                                                            =============   =============

         The accompanying notes are an integral part of these consolidated financial statements.

                                    FASTNET CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                   2001             2000            1999
                                                               -------------   -------------   -------------
REVENUES ...................................................   $ 15,293,611    $ 12,660,248    $  8,392,362

OPERATING EXPENSES:
Cost of revenues (excluding depreciation) ..................      9,825,712      13,325,733       5,671,948
Selling, general and administrative (excluding depreciation)     10,466,419      17,946,471       6,362,729
Depreciation and amortization ..............................      7,801,078       5,038,811       1,600,058
Restructuring charge .......................................      1,335,790       5,159,503              --
Asset impairment ...........................................             --       3,233,753              --
                                                               -------------   -------------   -------------
                                                                (29,428,999)     44,704,271      13,634,735
                                                               -------------   -------------   -------------

Operating loss .............................................    (14,135,388)    (32,044,023)     (5,242,373)

OTHER INCOME (EXPENSE):
Interest income ............................................        668,721       2,098,575          51,642
Interest expense ...........................................       (701,585)     (1,149,968)       (405,549)
Other ......................................................         (8,288)        (45,504)         (4,791)
                                                               -------------   -------------   -------------
                                                                    (41,152)        903,103        (358,698)
                                                               -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM .............................    (14,176,540)    (31,140,920)     (5,601,071)
                                                               -------------   -------------   -------------

Extraordinary Gain on Early Extinguishment of Debt .........      5,636,377              --              --
NET LOSS ...................................................     (8,540,163)    (31,140,920)     (5,601,071)
                                                               -------------   -------------   -------------

Deemed Dividend - Beneficial Conversion Feature ............       (389,405)             --              --
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .................   $ (8,929,568)   $(31,140,920)   $ (5,601,071)
                                                               =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss before Extraordinary Item after Deemed
      Dividend - Beneficial Conversion Feature .............   $      (0.83)   $      (2.20)   $      (0.77)
Extraordinary item .........................................           0.32              --              --
                                                               -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .................   $      (0.51)   $      (2.20)   $      (0.77)
                                                               =============   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE ..................................     17,398,833      14,177,302       7,229,284
                                                               =============   =============   =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                              FASTNET CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                              SERIES A
                                                           PREFERRED STOCK                 COMMON STOCK
                                                    -----------------------------   ---------------------------      DEFERRED
                                                       SHARES          AMOUNT          SHARES         AMOUNT       COMPENSATION
                                                    -------------   -------------   -------------  -------------   -------------
BALANCE, DECEMBER 31, 1998 ......................             --    $         --       7,000,000   $    366,478    $         --
Issuance of Common stock
     options below fair value ...................             --              --              --        532,450        (532,450)
Amortization of deferred compensation ...........             --              --              --             --         168,301
Issuance of Common stock for
     acquisition (see Note 3) ...................             --              --         546,984      3,899,996              --
Sale of Preferred stock, net
     of transaction costs (see Note 9) ..........        666,198       4,445,108              --             --              --
Conversion of note payable ......................        142,431       1,015,545              --             --              --
Net loss ........................................             --              --              --             --              --
                                                    -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 1999 ......................        808,629       5,460,653       7,546,984      4,798,924        (364,149)
Conversion of Convertible note ..................             --              --       2,033,334      3,050,000              --
Conversion of Preferred stock
     to Common stock ............................       (808,629)     (5,460,653)        808,629      5,460,653              --
Issuance of common stock in initial
     public offering, net .......................             --              --       4,600,000     49,643,878              --
Issuance of Common stock options
     below fair value ...........................             --              --              --        992,733        (992,733)
Amortization of deferred compensation ...........             --              --              --             --         331,243
Issuance of Common stock warrant
     in connection with debt ....................             --              --              --        255,802              --
Exercise of Common stock options ................             --              --           2,000          3,000              --
Unrealized gain on marketable securities ........             --              --              --             --              --
Issuance of restricted common stock .............             --              --       1,000,000        437,500              --
Reduction of deferred compensation
     for terminated employees ...................             --              --              --       (228,285)        228,285
Net loss ........................................             --              --              --             --              --
                                                    -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 2000 ......................             --              --      15,990,947     64,414,205        (797,354)
Issuance of Series A Preferred stock and Common
     stock warrants, net ........................      3,406,293       2,253,871              --        772,377              --
Beneficial conversion feature recorded in
     conjunction with issuance of Series A
     Preferred stock and Common stock warrants ..             --      (1,377,029)             --      1,377,029              --
Beneficial conversion feature treated as dividend             --         389,405              --             --              --
Issuance of Common stock for acquisitions .......             --              --       4,400,000      4,107,000              --
Issuance of Common stock warrants to
     financial advisor ..........................             --              --              --        107,673              --
Debt discount recorded in conjunction with
     convertible notes ..........................             --              --              --         29,581              --
Issuance of Common stock warrants to lender .....             --              --              --        543,641              --
Issuance of options to consultants ..............             --              --              --        136,962              --
Amortization of deferred compensation ...........             --              --              --             --         145,345
Reversal of deferred compensation ...............             --              --              --       (294,072)        294,072
Accrued interest on notes receivable ............             --              --              --             --              --
Unrealized loss on investments ..................             --              --              --             --              --
Net loss ........................................             --              --              --             --              --
                                                    -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 2001 ......................      3,406,293    $  1,266,247      20,390,947   $ 71,194,396    $   (357,937)
                                                    =============   =============   =============  =============   =============

                                                           (continued)

                     The accompanying notes are an integral part of these consolidated financial statements.

                                              FASTNET CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                          (CONTINUED)

                                                                   ACCUMULATED
                                                                      OTHER
                                                      NOTE        COMPREHENSIVE    ACCUMULATED      TREASURY
                                                   RECEIVABLE         INCOME         DEFICIT          STOCK           TOTAL
                                                  -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998 ....................   $         --    $         --    $ (1,930,546)   $ (1,000,000)   $ (2,564,068)
Issuance of Common stock options
     below fair value .........................             --              --              --              --              --
Amortization of deferred compensation .........             --              --              --              --         168,301
Issuance of Common stock for
     acquisition (see Note 3) .................             --              --              --              --       3,899,996
Sale of Preferred stock, net of transaction
     costs (see Note 9) .......................             --              --              --              --       4,445,108
Conversion of note payable ....................             --              --              --              --       1,015,545
Net loss ......................................             --              --      (5,601,071)             --      (5,601,071)
                                                  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999 ....................             --              --      (7,531,617)     (1,000,000)      1,363,811
Conversion of Convertible note ................             --              --              --              --       3,050,000
Conversion of Preferred stock to
     Common stock .............................             --              --              --              --              --
Issuance of Common stock in initial
     public offering, net .....................             --              --              --              --      49,643,878
Issuance of Common stock
     options below fair value .................             --              --              --              --              --
Amortization of deferred compensation .........             --              --              --              --         331,243
Issuance of Common stock warrant
     in connection with debt ..................             --              --              --              --         255,802
Exercise of Common stock options ..............             --              --              --              --           3,000
Unrealized gain on marketable securities ......             --          17,763              --              --          17,763
Issuance of restricted common stock ...........       (437,500)             --              --              --              --
Reduction of deferred compensation
     for terminated employees .................             --              --              --              --              --
Net loss ......................................             --              --     (31,140,920)             --     (31,140,920)
                                                  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000 ....................       (437,500)         17,763     (38,672,537)     (1,000,000)     23,524,577
Issuance of Series A Preferred stock and Common
     stock warrants, net ......................             --              --              --              --       3,026,248
Beneficial conversion feature recorded in
     conjunction with issuance of Series A
     Preferred stock and Common stock warrants              --              --              --              --              --
Beneficial Conversion feature treated as
     dividend .................................             --              --        (389,405)             --              --
Issuance of Common stock for acquisitions .....             --              --              --              --       4,107,000
Issuance of Common stock warrants to
     financial advisor ........................             --              --              --              --         107,673
Debt discount recorded in conjunction with
     Convertible notes ........................             --              --              --              --          29,581
Issuance of Common stock warrants to vender ...             --              --              --              --         543,641
Issuance of option to consultants .............             --              --              --              --         136,962
Amortization of deferred compensation .........             --              --              --              --         145,345
Reversal of deferred compensation .............             --              --              --              --              --
Accrued interest on notes receivable ..........        (26,250)             --              --              --         (26,250)
Unrealized loss on investments ................             --         (17,763)             --              --         (17,763)
Net loss ......................................             --              --      (8,540,163)             --      (8,540,163)
                                                  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2001 ....................   $   (463,750)   $         --    $(47,602,105)   $ (1,000,000)   $ 23,036,851
                                                  =============   =============   =============   =============   =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                      FASTNET CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                        2001            2000            1999
                                                                   -------------   -------------   -------------
OPERATING ACTIVITIES:
Net loss .......................................................   $ (8,540,163)   $(31,140,920)   $ (5,601,071)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization .............................      7,801,078       5,038,811       1,600,058
     Non-cash portion of restructuring charge ..................      1,335,790       4,045,643              --
     Charge for impairment of long-lived assets ................             --       3,233,753              --
     Stock-based compensation expense ..........................         43,966              --              --
     Amortization of deferred compensation .....................        145,345         331,243         168,301
     Provision for doubtful accounts ...........................        293,151         727,589          41,591
     Amortization of debt discount .............................             --         255,802              --
     Extraordinary item ........................................     (5,636,378)             --              --
     Changes in operating assets and liabilities:
         Decrease (increase) in assets:
             Accounts receivable ...............................        122,663      (1,506,321)       (859,419)
             Other assets ......................................        325,703        (362,410)       (176,481)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses .............     (7,983,246)      3,371,897       2,310,112
             Deferred revenues .................................        (99,632)        782,063       1,238,961
             Other liabilities .................................         49,292        (414,934)        810,322
                                                                   -------------   -------------   -------------
             Net cash used in operating activities .............    (12,142,431)    (15,637,784)       (467,622)
                                                                   -------------   -------------   -------------

INVESTING ACTIVITIES:
Purchases of property and equipment ............................       (755,991)     (9,327,182)     (1,880,518)
Purchase of marketable securities, net .........................     16,137,680     (18,437,780)             --
Cash paid for business acquisition .............................        191,740              --        (400,199)
                                                                   -------------   -------------   -------------
             Net cash provided by (used in) investing activities     15,573,429     (27,764,962)     (2,280,717)
                                                                   -------------   -------------   -------------

FINANCING ACTIVITIES:
Proceeds from debt .............................................      2,300,000       1,027,944       1,000,000
Repayments of debt .............................................        (43,578)     (1,025,276)       (166,034)
Repayments of capital lease obligations ........................     (3,386,946)     (2,148,739)       (497,072)
Proceeds from sale of Common stock, net ........................             --      49,646,878              --
Proceeds from sale of Preferred stock, net .....................      2,919,380              --       4,445,108
Increase in deferred offering costs ............................             --              --      (1,336,605)
                                                                   -------------   -------------   -------------
             Net cash provided by financing activities .........      1,788,856      47,500,807       3,445,397
                                                                   -------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................      5,219,854       4,098,061         697,058
CASH AND CASH EQUIVALENTS, beginning of year ...................      5,051,901         953,840         256,782
                                                                   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year .........................   $ 10,271,755    $  5,051,901    $    953,840
                                                                   =============   =============   =============

             The accompanying notes are an integral part of these consolidated financial statements.

                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY:

BACKGROUND

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company"), have been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses in selected secondary markets. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

LIQUIDITY

         The Company's business plan has required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. The Company modified its business strategy in October 2000, to allow it to maintain operations without any additional funding or very limited funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions have reduced the Company's cash consumption. In December 2001, the Company recorded an additional charge related to excess data center facilities and office space that the Company cannot use, sublet or terminate (see Note 7).

         The Company has incurred losses since inception and expects to continue to incur losses in 2002. As of December 31, 2001, the Company's accumulated deficit was $47,602,105. As of December 31, 2001, cash and cash equivalents and marketable securities were $12,571,755. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to meet its working capital and capital expenditure requirements into 2003. However, the Company may be required or desire to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to idle additional markets and make further reductions in head count. Any of these events could harm the Company's business, financial condition or results of operations.

         The Company is subject to the risks associated with companies in the telecommunications industry. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products and technological change, price and margin pressures, capital availablitiy and dependence on key personnel.


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

MARKETABLE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of December 31, 2001, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest are included in interest income. Realized gains and losses are included in other income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of shareholders' equity (deficit). As of December 31, 2001, there were no unrealized gains or losses. As of December 31, 2000, the Company had $17,763 of unrealized gains.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews its long-lived assets, including property and equipment, goodwill and customer list, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. As of December 31, 2001, based on management's evaluation of future undiscounted net cash flows, no write-down of long-lived assets is necessary.

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

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the shareholders' equity section of the balance sheet. For the years ended December 31, 2001, 2000 and 1999 comprehensive loss was as follows:

                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                2001            2000            1999
                                           -------------   -------------   -------------
Net loss                                   $ (8,540,163)   $(31,140,920)   $ (5,601,071)
Unrealized gain on marketable securities             --          17,763              --
                                           -------------   -------------   -------------
Comprehensive loss                         $ (8,540,163)   $(31,123,157)   $ (5,601,071)
                                           =============   =============   =============

REVENUE RECOGNITION

         Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the life of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. These advance payments and recognizes are recognized as deferred revenues this revenue ratably over the service period.

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

         Revenues also include consulting and web design related projects. Revenues from consulting services are generally recognized as the services are provided. The Company generally recognizes project revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated loses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenue recognized to date are classified as deferred revenues, whereas revenue recognized in excess of amounts billed are classified as unbilled accounts receivable.

COST OF REVENUES

         Cost of revenues include telecommunications charges and other charges incurred in the delivery and support of services, including personnel costs in the Company's operations support function, as well as equipment costs related to hardware and software revenues. Depreciation and amortization on the property and equipment used by the Company to deliver and support services are excluded from the cost of revenues and are included as a separate line item on the accompanying consolidated statements of operations. The telecommunications component of cost of revenues was $7,375,254, $10,420,599 and $4,528,908 for the years ended December 31, 2001, 2000 and 1999, respectively. In the year ended December 31, 2001, the Company recognized credits in the amount of $797,000 resulting from billing errors and service level disputes with its telecommunications providers. These credits have been reflected as a reduction of cost of revenues.

ADVERTISING

         All advertising costs are expensed as incurred at the first time the advertising is placed. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $521,452, $2,925,970, and $1,046,181 respectively.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.

NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings per Share." Basic net loss per Common share was computed by dividing net loss available to common shareholders by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Outstanding Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's losses.

MAJOR CUSTOMERS

         The Company derived revenues of approximately 8%, 20% and 21% for the years ended December 31, 2001, 2000 and 1999, respectively, from one customer. As of December 31, 2001 and 2000, the customer had outstanding accounts receivable balances of zero and $325,900, respectively. The contract with this customer was terminated in September 2001.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with federally insured banks. The Company does not require collateral from its customers.

SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $303,769, $769,251 and $317,443 respectively. For the years ended December 31, 2001, 2000 and 1999, the Company paid income taxes of $1,676, $2,222 and $75, respectively. The Company incurred capital lease obligations of $54,982, $9,725,039 and $4,524,670 for the years ended December 31, 2001, 2000 and 1999, respectively.

         For the year ended December 31, 2001, the Company issued 150,000 options to consultants with a value of $92,996 based on the Black-Scholes option pricing model. The value of these options was recorded as transaction costs related to a 2001 acquisition.

The following table lists noncash assets that were acquired and liabilities that were assumed as part of the Cybertech Wireless, Inc. acquisition discussed in
Note 3.

         Noncash assets:
              Accounts receivable ...................      $    76,827
              Other current assets ..................          101,638
              Property and equipment ................        1,953,682
              Intangibles ...........................        1,298,690
                                                           ------------
                                                           $ 3,430,837
                                                           ------------

         Assumed liabilities:
              Accounts payable ......................      $ 1,013,626
              Accrued expenses ......................          306,135
              Deferred revenues .....................          181,083
              Debt ..................................          250,000
              Other liabilities .....................           13,814
                                                           ------------
                                                             1,764,658
                                                           ------------
              Net noncash assets acquired ...........        1,666,179
         Purchase price paid in stock ...............       (1,875,000)
                                                           ------------
         Cash paid ..................................      $  (208,821)
                                                           ============

The following table lists noncash assets that were acquired and liabilities that were assumed as part of the NetReach, Inc. acquisition discussed in Note 3.

         Noncash assets:
              Accounts receivable ...................      $   222,846
              Unbilled accounts receivable ..........          209,787
              Other current assets ..................            8,301
              Property and equipment ................          232,630
              Intangibles ...........................        4,808,784
              Other assets ..........................           20,323
                                                           ------------
                                                           $ 5,502,671

         Assumed liabilities:
              Accounts payable ......................      $ 1,375,713
              Accrued expenses ......................          748,094
              Deferred revenues .....................          252,082
              Debt ..................................          760,000
              Capital lease obligations .............          117,701
                                                           ------------
                                                             3,253,590
                                                           ------------
              Net noncash assets acquired ...........        2,249,081
         Purchase price paid in stock ...............       (2,232,000)
                                                           ------------
         Cash acquired ..............................      $    17,081
                                                           ============

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the Company does not believe adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" that requires that goodwill and certain intangibles will not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and will be adopted by the Company on January 1, 2002. We expect that adoption of this accounting standard will have the impact of reducing the Company's non-cash amortization expense for goodwill and will have a material impact on the Company's financial statements as the amount previously recorded for the amortization of goodwill is significant. For the years ended December 31, 2001, 2000 and 1999, the amounts of amortization expense for goodwill were approximately $912,000, $821,000 and $341,000, respectively. The required impairment tests of goodwill may result in future period write-downs. In order to complete the transitional assessment of goodwill and non-amortizing intangible assets impairment, the Company will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and
(3) determine the fair value of each reporting unit. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of the date of adoption, the Company has net unamortized goodwill in the amount of approximately $5,390,000. The Company has not yet determined what the effect of the impairment tests will be on the Company's financial position, cash flows or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 144; the company does not believe that it will have any impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

3.       ACQUISITIONS:

         On March 14, 2001, the Company acquired all the assets and assumed substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, NY, for 2,000,000 shares of common stock valued at $1,875,000. The results of operations from Cybertech have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to APB Opinion No. 16, "Business Combinations." The excess of the purchase price over the fair value of net assets acquired was determined to be $1,298,690. Based on a valuation by an independent valuation consultant, $600,000 of the excess purchase price was allocated to developed technology and the remaining $698,690 was allocated to goodwill, which is expected to be deductible for tax purposes. The developed technology is being amortized on a straight-line basis over a five-year period. The goodwill was being amortized over a five year period in 2001, however, in accordance with SFAS No. 142, the goodwill will no longer be amortized beginning January 1, 2002. Amortization expense for the year ended December 31, 2001, was $191,503. The pro forma information is not presented, as information for Cybertech is immaterial.

         The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition:

              Net assets acquired ....................       $  576,310

         Intangible assets:
              Developed technology ...................          600,000
              Goodwil ................................          698,690
                                                             -----------

         Total purchase price allocation .............       $1,875,000
                                                             ===========

         On November 1, the Company acquired all the assets, and assumed substantially all the liabilities of NetReach, Inc., ("NetReach") a web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of Common stock valued at $2,232,000. The former NetReach shareholders are entitled to receive up to an additional 690,900 shares of Common stock of the Company contingent upon the achievement of certain revenues and margin targets, as defined, for each of the five consecutive calendar quarters beginning October 1, 2001. The targets related to the contingent consideration were not met in the quarter ended December 31, 2001.

         The results of operations from NetReach have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to APB No. 16, "Business Combinations." The excess of the purchase price over the fair value of the net assets acquired was determined to be $4,808,784. Based on a valuation performed by an independent valuation consultant, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $4,308,784 was allocated to goodwill, none of which is deductible for tax purposes. The customer relationships are being amortized on a straight-line basis over a five-year period. The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition:

              Net liabilities assumed ................      $(2,576,784)

         Intangible assets:
              Customer relationships .................      $   500,000
              Goodwill ...............................        4,308,784
                                                            ------------
         Total purchase price allocation .............      $ 2,232,000
                                                            ============

         If the acquisition of NetReach had occurred in January 1, 1999, the unaudited pro forma information would have been as follows:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                       2001            2000            1999
                                                                  -------------   -------------   -------------
Unaudited pro forma revenues                                      $ 18,854,000    $ 17,100,000    $ 10,437,000
Unaudited pro forma operating loss                                $(15,311,000)   $(34,516,000)   $ (5,971,000)
Unaudited pro forma net loss                                      $(10,200,000)   $(33,624,000)   $ (6,383,000)
Unaudited pro forma basic and diluted net loss per Common share   $      (0.52)   $      (2.07)   $      (0.86)

         On January 31, 2002, the Company acquired the assets, and assumed substantially all the liabilities of SuperNet, Inc, a provider of Internet access, web hosting and colocation services located in East Brunswick, New Jersey for $386,000 in cash and 1,096,907 shares of common stock valued at $1,064,000. The Company will record the acquisition in 2002 using the purchase method of accounting pursuant to SFAS No. 141. The excess of the purchase price over the fair value of the net assets acquired was preliminarily determined to be $1,762,550. The Company is in the process of obtaining a valuation from an independent valuation consultant and thus, the allocation for the purchase price has not yet been finalized

4.       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

         The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. As of December 31, 2001 and 2000 cash and cash equivalents and marketable securities consisted of the following:

                                                          DECEMBER 31,
                                                       2001          2000
                                                   ------------  ------------
         Cash and cash equivalents .............   $10,271,755   $ 5,051,901
         Marketable securities (at market value)
           Commercial paper ....................            --     7,950,262
           Corporate notes .....................            --     8,502,881
           US government agency notes ..........            --     2,002,400
           Certificate of deposit ..............     2,300,100            --
                                                   ------------  ------------
                                                   $ 2,300,100   $18,455,543
                                                   ============  ============

         The cash and cash equivalents balance as of December 31, 2001 includes $200,000 of restricted funds that are in escrow for a settlement with a vendor. The funds were released to the vendor in January 2002.

         The contractual maturities of the marketable securities at December 31, 2000 were all less than one year.


5.       PROPERTY AND EQUIPMENT:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                 2001           2000
                                                            -------------   -------------
         Equipment ......................................   $ 19,837,983    $ 17,811,184
         Computer equipment .............................      2,182,562       1,815,519
         Computer software ..............................      1,761,833       1,584,685
         Furniture and fixtures .........................        670,620         609,661
         Leasehold improvements .........................      3,205,532       2,961,217
                                                            -------------   -------------
                                                              27,658,530      24,782,266
         Less - Accumulated depreciation and amortization    (11,260,630)     (5,151,255)
                                                            -------------   -------------
                                                            $ 16,397,900    $ 19,631,011
                                                            =============   =============

         Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, was $7,801,078, $3,551,305, and $980,267, respectively. The net carrying value of property and equipment under capital leases obligations was $1,035,501 and $11,604,918 at December 31, 2001 and 2000, respectively.


6.       ACCRUED EXPENSES:

                                                    DECEMBER 31,
                                                    ------------
                                                 2001            2000
                                             -----------     -----------

         Vendor settlement ............      $  200,000      $       --
         Professional fees ............          96,000         817,268
         Accrued compensation .........         475,810         330,336
         Other ........................       1,924,538       1,496,419
                                             -----------     -----------
                                             $2,696,348      $2,644,023
                                             ===========     ===========


7.       RESTRUCTURING CHARGE:

         On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "Restructuring Plan"). Selling and marketing efforts are now focused on targeted markets located in Pennsylvania and New Jersey. The Restructuring Plan includes redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the Restructuring Plan, the Company terminated 44 employees.

         The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the markets being closed. These costs consist of both Internet backbone connectivity cost, as well as network and access costs. These services are no longer required in the closed markets. Leasehold termination payments includes carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations. (see discussion below regarding additional restructuring charge recorded in December 2001).

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $436,327 has not been paid as of December 31, 2001 and is, accordingly, classified as accrued restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring. In addition in 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan (see Note 2 " Impairment of Long-Lived Assets").

         Throughout 2001, the Company has continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. The total amount of lease payments relating to these excess or idle facilities is approximately $4.6 million through 2010. Actual results could differ materially for estimate.

         The activity in the restructuring charge accrual during 2001 is summarized in the table below:

                                                   ACCRUED                                           ACCRUED
                                                RESTRUCTURING                        CASH         RESTRUCTURING
                                                    AS OF            2001           PAYMENTS          AS OF
                                                 DECEMBER 31,    RESTRUCTURING       DURING        DECEMBER 31,
                                                     2000           CHARGE            2001             2001
                                                 ------------    ------------     ------------     ------------
Telecommunications exit and termination fees     $ 2,552,472     $        --      $(2,318,492)     $   233,980
Leasehold termination costs                          708,818              --         (593,275)         115,543
Termination payments to employees                         --              --               --               --
Sales and marketing contract terminations            522,520              --         (470,199)          52,321
Facility exit costs                                  261,833       1,335,790         (227,350)       1,370,273
                                                 ------------    ------------     ------------     ------------

                                                 $ 4,045,643     $ 1,335,790      $(3,609,316)     $ 1,772,117
                                                 ============    ============     ============     ============


8.      DEBT:
                                                  DECEMBER 31,
                                                  ------------
                                              2001             2000
                                          ------------     ------------
         Term note ..................     $ 2,300,000      $        --
         Notes payable ..............         732,278               --
         Other ......................         251,850           47,287
                                          ------------     ------------
                                            3,284,128           47,287
         Less - Current portion .....      (1,160,205)         (17,541)
                                          ------------     ------------
                                          $ 2,123,923      $    29,746
                                          ============     ============

TERM NOTE

In December 2001, the Company entered into a loan agreement with a bank and issued a $2,300,000 promissory note to the bank (the "Bank Note"). The proceeds from the Bank Note will be used for general corporate purposes. The Bank Note bears interest at LIBOR plus 1.5%. The Bank Note is payable in consecutive monthly payments of $95,833 principal and interest with all principle and all interest due in December 2003. The Bank Note is secured by substantially all of the assets of the Company. There are certain financial and non-financial covenants related to the Bank Note including the maintenance of a cash balance of at least $5,000,000. There was no interest expense related to the Bank Note in 2001. Future maturities on the Bank Note as of December 31, 2001 are $1,149,996 in 2002 and $1,150,004 in 2003.

NOTES PAYABLE

         In conjunction with the NetReach acquisition, the Company acquired various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $525,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. The convertible notes bear interest at rates of eight percent and prime plus four percent and mature at various dates in 2003 and 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57. The warrants expire from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option pricing model and recorded a debt discount of $29,581 related to the warrants. The discount will be expensed over the terms of the convertible notes.

         The remaining balance of $235,000 of the NetReach Notes are term notes. The term notes bear interest at eight percent and mature in 2003.

         Interest expense on the NetReach Notes was $13,640 including the amortization of the debt discount of $1,859. Future maturities on the NetReach Notes are $425,000 in 2002 and $335,000 in 2003.

OTHER

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note and will be amortized over the term of the note. As of December 31, 2001, the recorded balance of the note was $221,774.

         Long-term debt maturities as of December 31, 2001 are as follows:

                       2002              $1,160,205
                       2003               1,595,141
                       2004                 528,782
                                         -----------
                                         $3,284,128
                                         ===========

PRIOR DEBT ACTITITY

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


9.       SHAREHOLDERS' EQUITY:

PREFERRED STOCK

         As of December 31, 2001 and 2000, the Company had authorized 10,000,000 shares of no par value Preferred stock. In August 1999, the Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("1999 Series A Preferred"). The 1999 Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The holders of the 1999 Series A Preferred had a liquidation preference of $7.13 per share. In August 1999, the Company sold 666,198 shares of 1999 Series A Preferred to certain investors at $7.13 per share. The net proceeds from the sale of the 1999 Series A Preferred were $4,445,108. The 1999 Series A Preferred converted into Common Stock immediately prior to the consummation of the Company's initial public offering.

         In August 2001, the Company authorized the issuance of up to 5,494,505 shares of a newly designated Series A Convertible Preferred stock ("2001 Series A Preferred").

         On September 5, 2001, the Company sold 2,506,421 shares of 2001 Series A Preferred, no par value, at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109 ("First Closing"). In conjunction with the sale of the 2001 Series A Preferred at the First Closing, the Company issued warrants to purchase 626,605 shares of Common stock at $1.27 per share. The warrants expire in five years. Additionally, a founder of the Company sold 456,169 shares of Common stock to one of the 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $228,085.

         On November 12, 2001, the Company sold an additional 790,283 shares of 2001 Series A Preferred at a purchase price of $0.91 per share for gross proceeds of $712,891 and issued additional warrants to purchase 197,571 shares of Common stock at $1.27 per share to the same investors involved in the First Closing ("Second Closing"). The same founder noted above sold an additional 143,831 shares of Common stock to the same 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $71,916. Additionally, the Company issued 109,589 shares of 2001 Series A Preferred to a law firm utilized by the Company in exchange for $100,000 of professional services rendered, the fair value of the equity issued.

         Each share of 2001 Series A Preferred is convertible into the Company's Common stock any time after the earlier of August 30, 2002 or a mandatory conversion event, as defined. In the event a mandatory conversion does not occur, the 2001 Series A Preferred is convertible at the option of the holder any time on or after August 30, 2002. The holders of the 2001 Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to Common stock shares. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share plus all dividends declared but unpaid or
(ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior the event. As of December 31, 2001, the 2001 Series A Preferred had a liquidation preference of $3,099,727.

         The 2001 Series A Preferred stockholders vote together with all other classes and series of stock as a single class. The 2001 Series A Preferred stockholders are entitled to the number of votes equal to the number of whole shares of Common stock into which the shares of 2001 Series A Preferred are convertible. The 2001 Series A Preferred stockholders, as a separate series, are entitled to elect two directors of the Company.

         The Company allocated the proceeds from the first closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the first closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheet as of December 31, 2001. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The Company recorded the BCF related to the first closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, August 30, 2002. The Company allocated the proceeds from the second closing in the same manner as discussed above. The fair value of the warrants issued in the second closing was determined based on the Black-Scholes option pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the second closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the dates of issuance to the earliest date of conversion, August 30, 2002. The Company recorded a deemed dividend - BCF of $389,405 in the year ended December 31, 2001.

COMMON STOCK

         The Company has 50,000,000 authorized shares of no par value Common stock. The Company had 7,546,984 shares outstanding as of December 31, 1999 and 15,990,947 shares outstanding as of December 31, 2000 and 20,390,947 shares outstanding as of December 31, 2001.

         On November 1, 2001, the Company acquired all of the assets and assumed substantially all the liabilities of NetReach Inc., a web hosting , web design and web application development company headquartered in Ambler, Pennsylvania. for 2,400,000 shares of the Company's Common stock valued at approximately $2,232,000 (see Note 3).

         On March 14, 2001, the Company acquired Cybertech Wireless, Inc. ("Cybertech"), a provider of wireless broadband Internet services based in Rochester, New York for 2,000,000 shares of the Company's Common stock valued at approximately $1,800,000 (see Note 3).

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

         In May 1998, the Company purchased 5,787,610 shares of Common stock from certain employee shareholders (the "Sellers") of the Company. Subsequently in May 1998, the Company sold 1,000,000 shares to an investor. The Company recorded the purchase from the Sellers as a purchase of treasury stock. Also, in May 1998, the investor purchased a $3,050,000 note from the Company and received a warrant to purchase 1,000,000 shares of Common stock and the Company issued 212,390 shares of Common stock to certain employees.

RESTRICTED COMMON STOCK

         In December 2000, the Company sold 1,000,000 shares of Common stock to the Chief Executive officer of the Company (the "Holder") for $437,500, which represented the fair market value of the shares on the sale date, in exchange for a note receivable (the "Note"). The Note bears interest at 6% per year. The Note and accrued interest are due on December 1, 2005. The Note is secured by a pledge of the Company's Common stock sold by the Company and held by the Holder for $328,125 of the Note amount and the balance of $109,375 is secured by the Holder's personal assets. The Note is reflected in shareholders' equity on the accompanying consolidated balance sheets as a Note receivable on Common stock.

         The shares issued to the Holder are restricted and vest as follows: 25% vest upon the date of issuance and the remaining shares vest pro rata as of the last day of each calendar month over the 36-month period commencing on the date of the Note. In the event the Holder's employment with the Company is terminated for any reason, the Holder shall offer to sell all unvested shares to the Company for the amount paid by the Holder for the shares plus accrued interest (as defined) in the Note agreement. In the event of a change in control, as defined, 50% of the holder's unvested shares shall become vested.

COMMON STOCK OPTIONS

         In March 1999, the Company approved the 1999 Equity Compensation Plan (the "1999" Plan). The 1999 Plan provides for the issuance of up to 1,000,000 shares of Common stock for incentive stock options ("ISOs"), nonqualified stock options ("NQSO's") and restricted shares. ISOs are granted with exercise prices at or above fair value as determined by the Board of Directors. NQSOs are granted with exercise prices determined by the Board of Directors. Each option expires on such date as the Board of Directors may determine, generally ten years. In June 2000, the Company's shareholders approved an amendment to the 1999 Plan to change the name of the 1999 Plan to the Equity Compensation Plan ("the Plan") and increase the number of shares available for issuance under the Plan to 3,000,000 shares of Common stock. In June 2001, the Company's shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan to 4,000,000 shares of Common stock.

         The Company applies APB Opinion No. 25 and the related interpretations in accounting for options issued to employees and directors under the Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's Common stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period. In May and June 1999, the Company issued options to purchase 110,000 and 3,000 shares of Common stock, respectively for $2.50 per share. At that time the fair value of the Company's Common stock was deemed $7.13 per share. These options vest over periods ranging from one to five years. In connection with these option grants, the Company recorded deferred compensation of $532,450.

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

         Compensation expense recorded from the amortization of the deferred compensation was $145,345, $331,243 and $168,301 for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of the termination of employees, $294,072 and $228,285 of the unamortized balance of deferred compensation was reversed in the years ended December 31, 2001 and 2000.

         Under SFAS No. 123 compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using an option valuation methodology, typically the Black-Scholes option pricing model. SFAS No. 123 can be applied either by recording the fair value of the options or by continuing to record the APB No. 25 value and disclosing the SFAS No. 123 impact on a pro forma basis. The Company has elected the disclosure method of SFAS No. 123. Had compensation cost of the Plan been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss and net loss per Common share for the years ended December 31, 2001, 2000 and 1999 would have increased as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                 2001            2000             1999
                                                                 ----            ----             ----
Net loss to applicable common shareholders - as reported    $ (8,929,568)   $(31,140,920)   $  (5,601,071)
Net loss - pro forma                                        $ (9,542,501)   $(32,232,934)   $  (5,897,935)
Basic and diluted net loss per Common share - as reported   $      (0.51)   $      (2.20)   $       (0.77)
Basic and diluted net loss per Common share- pro forma      $      (0.55)   $      (2.27)   $       (0.82)

         The weighted average fair value of options granted during 2001, 2000 and 1999 is estimated at $0.64, $1.51 and $2.11 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                              2001           2000         1999
                                              ----           ----         ----
Expected life                              6.0 years      6.0 years    6.0 years
Risk-free interest rate                      4.95%          6.48%        5.55%
Volatility                                 100.0 %        100.0 %       70.0 %
Dividend rate                                  0 %            0 %          0 %

         Information with respect to outstanding options under the Plan is as follows:

                                                       AGGREGATE     PRICE PER
                                          SHARES         PRICE         SHARE
                                       ------------   ------------  ------------

       Plan inception, March 1, 1999            --    $        --   $        --
            Granted .................      585,000      1,105,100    1.50-7.13
                                       ------------   ------------  ------------
       Outstanding, December 31, 1999      585,000      1,105,100    1.50-7.13
            Granted .................    1,397,750      4,204,208    0.56-13.58
            Exercised ...............       (2,000)        (3,000)        1.50
            Cancelled ...............      (10,000)       (23,000)   1.50-2.50
                                       ------------   ------------  ------------

       Outstanding, December 31, 2000    1,970,750      5,283,308    0.56-$13.58
            Granted .................    1,128,800        918,200    0.75-0.97
            Cancelled ...............     (839,550)    (1,604,743)   0.75-13.58
                                       ------------   ------------  ------------

       Outstanding, December 31, 2001  $ 2,260,000    $ 4,596,765    $ 0.56-9.25
                                       ============   ============  ============

         As of December 31, 2001, there were 1,738,000 options available for grant under the plan.

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                  ---------------------------------  ---------------------------------
                                                     WEIGHTED           WEIGHTED                          WEIGHTED
                                                     AVERAGE            AVERAGE                           AVERAGE
              RANGE OF EXERCISE       NUMBER         REMAINING          EXERCISE          NUMBER          EXERCISE
                   PRICES          OUTSTANDING         LIFE              PRICE         EXERCISABLE          PRICE
              -----------------   --------------  ---------------  ----------------  ---------------  ----------------
                $0.56 - $0.75           793,500            9.17    $          0.69           75,000   $          0.56
                $0.82 - $0.97           288,000            9.84               0.87          150,000              0.84
                $1.13 - $1.50           833,500            8.03               1.31          571,000              1.40
                        $2.50            12,000            7.43               2.50            4,800              2.50
                        $4.75            80,000            8.31               4.75           16,000              4.75
                        $5.81             1,500            8.38               5.81              300              5.81
                        $7.13            20,000            7.64               7.13           20,000              7.13
                        $9.25           231,500            8.18               9.25           92,300              9.25
                                  --------------  ---------------  ----------------  ---------------  ----------------
                                      2,260,000            8.68    $          2.03          929,400   $          2.21
                                  ==============  ===============  ================  ===============  ================

EMPLOYEE STOCK PURCHASE PLAN

         In June 2001, the Company's shareholders approved the adoption of the 2001 Employee Stock Option Purchase Plan ("2001 ESPP"). The 2001 ESPP covers a maximum of 400,000 shares of Common stock for subscription over established offering periods. The purchase price for stock purchased under the 2001 ESPP for each subscription period is the lesser of 85% of the fair market value of a share of Common stock at the commencement of the subscription period or 85% of the fair market value of a share of Common stock at the close of the subscription period. As of December 31, 2001, 2.944 shares of Common stock were subscribed through one offering. These shares may be purchased over 6 months at an initial subscription price of $0.81 per share.

WARRANTS

         In May 1998, the Company issued a warrant to an investor to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share. This warrant is currently exercisable and expires in May 2005.

         In October 2000, the Company issued a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered at an excise price of $1.625 per share. This warrant is currently exercisable and expires on October 23, 2003.

         In January 2000, the Company issued a warrant to purchase 30,000 shares of Common stock at an exercise price of $12.00 per share in conjunction with the bridge financing (see Note 8). The warrant is currently exercisable and expires in January 2007.

         In September and November 2001, the Company issued warrants to purchase a total of 626,605 and 224,968 shares of the Company's Common stock, respectively at an exercise price of $1.27 in conjunction with the sale of 2001 Series A Preferred to two investors and the issuance of 2001 Series A Preferred in exchange for professional services rendered (see Note 9). The warrants expired in 2006.

         In conjunction with the NetReach Notes, there are warrants to purchase a total of $52,140 shares of Common stock outstanding at December 31, 2001 with exercise prices ranging from $1.89 to $7.57.

         In December 2001, the Company issued a warrant to purchase 750,000 shares of the Company's Common stock at an exercise price of $0.45 per share in conjunction with the settlement of several capital lease obligations (see Note
10). The value of the warrant was determined to be approximately $544,000 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years, a risk free interest rate of 3.784%, volatility of 100% and a dividend rate of 0%. The warrant expires in January 2005.

10.  INCOME TAXES:

         At December 31, 2001, the Company had a net operating loss carry forward for federal income tax purposes of approximately $39.3 million. The net operating loss carryforward will begin to expire in 2010. The Company's utilization of its loss carry forward could be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

         The Company has a net deferred tax asset primarily related to the net operating loss carryforward and temporary differences between the financial reporting and tax accounting treatment of certain expenses. Due to the Company's history of operating losses, the realization of the deferred tax asset is uncertain. Therefore, the Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2001.

         The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes are as follows:

                                                                       December 31,
                                                                       ------------
                                                                   2001            2000
                                                               -------------   -------------
         Deferred tax assets:
              Net operating loss carryforwards .............   $ 15,574,000    $ 12,995,000
              Stock based compensation .....................        219,000         170,000
              Accruals and reserves currently not deductible      1,437,000       1,822,000
              Intangibles ..................................         47,000           8,000
                                                               -------------   -------------
                                                               $ 17,277,000    $ 14,995,000
         Deferred tax liability:
              Fixed assets .................................       (311,000)     (1,084,000)
         Net deferred tax asset ............................     16,966,000      13,911,000
         Valuation allowance ...............................    (16,966,000)    (13,911,000)
                                                               -------------   -------------
                                                               $         --              --
                                                               =============   =============

11.      COMMITMENTS AND CONTINGENCIES:

LEASE ARRANGEMENT SETTLEMENTS

         During the first quarter of 2000, the Company received a credit line of $3,000,000 from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5,000,000 to the original credit facility. These credit facilities are used to secure computer-related equipment under three-year capital leases. In December of 2001, the Company entered into a settlement agreement with the vendor to transfer the title of all equipment financed under the capital lease obligations to the Company and to settle the entire principal balance of the capital lease obligations for a payment of $1,600,000 in January 2002 and a warrant to purchase 750,000 shares of the Company's Common stock. An extraordinary gain on the extinguishment of debt, net of related costs in the amount of $4,006,049 was recorded in the year ended December 31, 2001.

         In June 1999, the Company entered into a $20,000,000 master equipment lease agreement with an equipment vendor. Leases under the agreement are payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. Capital lease obligations related to the credit facilities as of June 30, 2001 totaled $4.1 million. In August 2001, the Company signed an agreement with the lender to settle the capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 payment in August 2001 to the vendor to settle the entire principal balance of capital lease obligations under the credit facilities. Additionally, the vendor transferred title of the equipment leased under the capital lease obligations to the Company. An extraordinary gain on the extinguishment of debt, net of related costs, in the amount of $1,630,328 was recorded in the year ended December 31, 2001.

         The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2010. Rent expense under the operating leases was $1,697,370, $1,766,647, and $1,027,502 and during the years ended December 31, 2001, 2000 and 1999, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments as of December 31, 2001, are as follows:

                                                     CAPITAL       OPERATING
                                                     LEASES          LEASES
                                                 --------------  --------------
         2002 ...............................        1,966,741       1,808,933
         2003 ...............................           32,520       1,473,183
         2004 ...............................               --       1,499,028
         2005 ...............................               --       1,177,935
         2006................................               --         341,014
         Thereafter .........................               --       1,300,443
                                                 --------------  --------------
         Total minimum lease payments .......        1,999,261   $   7,600,652
                                                 ==============  ==============
         Less - Current portion .............        1,966,741
                                                 --------------
                                                 $      32,520
                                                 ==============

         From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position or results of operations.

12.      RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with the Financial Advisor, who is an affiliate of a significant shareholder. This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment is related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. The $320,000 remains unpaid as of December 31, 2001.

         In January 2000, the Company received a $1,000,000 promissory note from the Financial Advisor. This promissory note was repaid upon the consummation of the initial public offering (see Notes 8 and 9).

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock an advisor who is an affiliate of a significant shareholder (the "Financial Advisor") for professional services rendered.

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid the firm approximately $398,000 in the year ended December 31, 2001.

         During 2001, the Company paid $35,000 to "A Meeting Place" for professional services related to marketing, advertising and special events. The owner of "A Meeting Place" is the wife of the CEO and President of the Company.

         The Company has $395,000 of NetReach Notes due to the Landlord of one of the Company's facilities. The Company paid the landlord an immaterial amount in the period from the date of the NetReach acquisition to December 31, 2001. Additionally, the Landlord has warrants to purchase 18,420 shares of Common stock at exercise prices of $7.57 and $3.78.

         In the year ended December 31, 2001, the Company advanced $202,000 funds to several executives of the Company. All of the executives signed promissory notes bearing interest at 3.75 percent. The promissory notes may be repaid in full or though 18 monthly payments to begin in April 2002. The executives repaid $58,000 of the promissory notes in the year ended December 31, 2001.

13.      RETIREMENT SAVINGS PLAN:

         In 1999, the Company established a defined contribution 401(k) retirement savings plan, which covers substantially all employees. Employees become eligible to participate in the plan upon completion of three months of employment. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company matches $0.50 on every $1.00 up to the first 6% of the employee contributions. The Company made contributions of $87,885, $92,823 and $72,036 in 2001, 2000 and 1999, respectively.

14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                             2001                                           2000
                        ---------------------------------------------   ---------------------------------------------
                           1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                         QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues ............   $  3,660    $  4,043    $  3,630    $  3,961    $  3,030    $  3,169    $  3,225    $  3,236
Operating expenses ..      7,675       7,876       6,676       7,202       7,180       9,305      11,465      16,754
Operating loss ......     (4,015)     (3,833)     (3,046)     (3,241)     (4,150)     (6,136)     (8,240)    (13,518)
Other income
    (expense) .......         49         (72)        (11)         (7)        (73)        560         354          62
Net income (loss)  ..     (3,966)     (3,905)     (1,516)        457      (4,223)     (5,576)     (7,886)    (13,456)
Basic and diluted net
     income (loss)
     per Common share      (0.25)      (0.23)      (0.09)       0.06       (0.36)      (0.37)      (0.53)      (0.90)

                       FASTNET CORPORATION AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING
                        ACCOUNTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

                                                                    ADDITIONS
                                                          ------------------------------
                                           BALANCE AT      CHARGED TO       CHARGED TO
                                          BEGINNING OF       COSTS            OTHER                          BALANCE AT
DESCRIPTION                                   YEAR        AND EXPENSES       ACCOUNTS        DEDUCTIONS      END OF YEAR
-----------                               ------------    ------------    --------------    ------------     ------------
For the year ended December 31, 1999:
     Allowance for doubtful accounts      $    17,187     $    41,591     $          --     $    (9,390)     $    49,388
                                          ============    ============    ==============    ============     ============

For the year ended December 31, 2000:
     Allowance for doubtful accounts      $    49,388     $   727,589     $          --     $        --      $   776,977
                                          ============    ============    ==============    ============     ============

        Restructuring Reserve .......     $        --     $ 5,159,503     $          --     $(1,113,860)     $ 4,045,643
                                          ------------    ------------    --------------    ------------     ------------
For the year ended December 31, 2001:
     Allowance for doubtful accounts      $   776,997     $   293,151     $     338,474     $  (273,224)     $ 1,135,398
                                          ============    ============    ==============    ============     ============
     Restructuring reserve ..........     $ 4,045,643     $ 1,335,790     $          --     $(3,609,316)     $ 1,772,117
                                          ============    ============    ==============    ============     ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTNET Corporation

Date: April, 1, 2002                     By:  /s/ Stephen A. Hurly
                                              ----------------------------------
                                              Stephen A. Hurly
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Stephen A. Hurly his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange commission any and all amendments to this report.

Date:  April 1, 2002        By:  /s/ Stephen A. Hurly
                                 ----------------------------------------------
                                 Stephen A. Hurly
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)

Date:  April 1, 2002        By:  /s/ Stanley F. Bielicki
                                 ----------------------------------------------
                                 Stanley F. Bielicki
                                 Chief Financial Officer
                                 (Principal Financial & Accounting Officer)

Date:  April 1, 2002        By:  /s/ Bruce H. Luehrs
                                 ----------------------------------------------
                                 Bruce H. Luehrs
                                 Director

Date:  April 1, 2002        By:  /s/ Sonny C. Hunt
                                 ----------------------------------------------
                                 Sonny C. Hunt
                                 Director

Date:  April 1, 2002        By:  /s/ Douglas L. Michels
                                 ----------------------------------------------
                                 Douglas L. Michels
                                 Director

Date:  April 1, 2002        By:  /s/ Britton H. Murdoch
                                 ----------------------------------------------
                                 Britton H. Murdoch
                                 Director

Date:  April 1, 2002        By:  /s/ R. Barry Borden
                                 ----------------------------------------------
                                 R. Barry Borden
                                 Director

Date:  April 1, 2002        By:  /s/ Alan S. Kessman
                                 ----------------------------------------------
                                 Alan S. Kessman
                                 Director

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

3.1*     Amended and Restated Articles of Incorporation of the Registrant.

3.2+     Third Amended and Restated Bylaws of the Registrant.

3.3@ Statement with respect to shares fixing rights Preferences and Terms of the Series A Convertible Preferred Stock of FASTNET Corporation

10.1**   Equity Compensation Plan of the Registrant.

10.2* Investor Rights Agreement between the Registrant and the investors listed on Exhibit A thereto, dated August 3, 1999.

10.5* Agreement between UUNET Technologies, Inc. and the Registrant, dated August 11, 1999.

10.7* Colocation License by and between Switch and Data Facilities Site Two, L.P. and the Registrant, dated January 1, 1999.

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

10.20* Form of Agreement between Focal Communications Corporation and the Registrant.

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

10.29* Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated December 7, 1999.

10.30* Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated October 19, 1999.

10.31* Agreement between the ISK Magnetics, Inc. and the Registrant, dated January 6, 2000.

10.32* Agreement between The Santa Cruz Operation Inc. and the Registrant, dated December 30, 1999.

10.33# Employment Agreement between the Registrant and Stephen A. Hurly, dated December 15, 2000.

10.34# Promissory Note and Restricted Stock Agreement executed by Stephen A. Hurly, dated as of December 15, 2000.

10.35**  Employee Stock Purchase Plan.

10.36 Loan Agreement and related Security Agreement and Promissory Note between the Registrant and First Union National Bank.

10.37 Investor Rights Agreement, dated September 5, 2001, by and among the Registrant and the holders of Series A Convertible Preferred Stock as signatories thereto.

10.38 Shareholders Agreement, dated September 5, 2001, by and among the Registrant and the holders of Series A Convertible Preferred Stock as signatories thereto.

21.1     Subsidiaries of the Registrant.

23.2     Consent of Arthur Andersen LLP (Independent Public Accountants).

24.1 Power of Attorney (Contained on the signature page of this Annual Report on Form 10-K).

99.1     Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X.

--------------------
* Incorporated by reference from the Registration Statement on Forms S-1 of the Registrant (Registration No. 333-85465) filed with the commission on August 18, 1999, as amended.

# Incorporated by reference from the Current Report on Form 8-K dated December 15, 2001.

+ Incorporated by reference from the Registration Statement on Form S-8 of the Registrant (Registration No. 333-43088) filed with the Commission on August 4, 2000.

** Incorporated by reference from the Registrants 2001 Proxy Statement filed with the Commission on April 30, 2001

+ Incorporated by reference from the Registrants Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

@ Incorporated by reference from the Registrants proxy statement filed with the Commission on October 18, 2001.

The Company filed a current report on Form 8-K dated January 31, 2001 and September 5, 2001