Form 10-Q
period 2002-03-31
FASTNET CORP
filed 2002-05-15
CIK 1092536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common stock outstanding as of May 15, 2002 was 25,571,323.

================================================================================

                               FASTNET CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001......3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 2002 and 2001  ...........................................................4

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2002 and 2001  ...........................................................5

         Notes to Unaudited Consolidated Financial Statements ...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................................13

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ........................18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................18

Item 2.  Changes in Securities and Use of Proceeds .........................................18

Item 3.  Defaults Upon Senior Securities ...................................................18

Item 4.  Submission of Matters to a Vote of Security Holders ...............................18

Item 5.  Other Information .................................................................18

Item 6.  Exhibits and Reports on Form 8-K ..................................................26

                                       2

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2002             2001
                                                                                -------------   -------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................................   $  5,690,488    $ 10,271,755
     Marketable securities ..................................................      3,097,427       2,300,100
     Accounts receivable, net of allowance of  $1,101,159 and $1,135,398 ....      2,902,408       2,663,800
     Other current assets ...................................................      1,271,306         500,795
                                                                                -------------   -------------

                  Total current assets ......................................     12,961,629      15,736,450
                                                                                -------------   -------------

PROPERTY AND EQUIPMENT, net .................................................     15,001,084      16,397,900

INTANGIBLES, net of accumulated amortization of $4,037,334 and $3,799,001 ...      8,321,569       6,766,044

OTHER ASSETS ................................................................        318,508         295,451
                                                                                -------------   -------------

                                                                                $ 36,602,790    $ 39,195,845
                                                                                =============   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ......................................   $  1,168,358    $  1,160,205
     Current portion of capital lease obligations ...........................        322,115         366,741
     Capital lease buyout ...................................................             --       1,600,000
     Accounts payable .......................................................      3,186,129       2,819,073
     Accrued expenses .......................................................      2,328,458       2,696,348
     Deferred revenues ......................................................      3,688,663       3,446,854
     Accrued restructuring ..................................................      1,582,849       1,772,117
                                                                                -------------   -------------

                  Total current liabilities .................................     12,276,572      13,861,338
                                                                                -------------   -------------

LONG-TERM DEBT ..............................................................      1,852,366       2,123,923

CAPITAL LEASE OBLIGATIONS ...................................................         34,103          32,520

OTHER LIABILITIES ...........................................................        143,685         141,213

SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized;
         3,406,293 shares issued and outstanding) ...........................      1,636,606       1,266,247
     Common stock (50,000,000 shares authorized, 21,528,201 shares
       outstanding; 20,390,947 shares outstanding) ..........................     71,976,280      71,194,396
     Deferred compensation ..................................................        (63,479)       (357,937)
     Note receivable ........................................................       (470,313)       (463,750)
     Accumulated other comprehensive income .................................         (2,904)             --
     Accumulated deficit ....................................................    (49,780,126)    (47,602,105)
     Less - Treasury stock, at cost .........................................     (1,000,000)     (1,000,000)
                                                                                -------------   -------------

                  Total shareholders' equity ................................     22,296,064      23,036,851
                                                                                -------------   -------------

                                                                                $ 36,602,790    $ 39,195,845
                                                                                =============   =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                 3

                           FASTNET CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          2002             2001
                                                                      -------------   -------------

REVENUES ..........................................................   $  4,319,812    $  3,660,311

OPERATING EXPENSES:
     Cost of revenues (excluding depreciation) ....................      1,924,856       3,151,183
     Selling, general and administrative (excluding depreciation)..      2,277,377       2,761,604
     Depreciation and amortization ................................      1,898,547       1,761,951
                                                                      -------------   -------------
                                                                         6,100,780       7,674,738
                                                                      -------------   -------------

     Operating loss ...............................................     (1,780,968)     (4,014,427)
                                                                      -------------   -------------

OTHER INCOME (EXPENSE):
     Interest income ..............................................         42,031         306,967
     Interest expense .............................................        (63,422)       (257,536)
     Other ........................................................         (5,303)           (310)
                                                                      -------------   -------------
                                                                           (26,694)         49,121
                                                                      -------------   -------------

NET LOSS ..........................................................     (1,807,662)     (3,965,306)
                                                                      -------------   -------------

Deemed Dividend - Beneficial Conversion Feature ...................       (370,359)             --
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ........................   $ (2,178,021)   $ (3,965,306)
                                                                      =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .......................   $      (0.11)   $      (0.25)
                                                                      =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE .........................................     20,684,713      15,682,613
                                                                      =============   =============

      The accompanying notes are an integral part of these consolidated financial statements.

                                            4

                                FASTNET CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2002             2001
                                                                          -------------   -------------

OPERATING ACTIVITIES:
     Net loss .........................................................   $ (1,807,662)   $ (3,965,306)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization ................................      1,898,547       1,761,951
         Amortization of debt discount ................................          2,788              --
         Amortization of deferred compensation ........................          6,297          45,177
         Stock-based compensation expense .............................          6,315              --
         Provision for doubtful accounts ..............................         21,000              --
         Interest income from note ....................................         (6,563)             --
         Changes in operating assets and liabilities:
              Increase in assets:
                  Accounts receivable .................................       (208,630)        (43,222)
                  Other assets ........................................       (789,188)       (257,640)
              Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses ...............       (392,901)       (898,158)
                  Deferred revenues ...................................        164,806        (144,250)
                  Accrued restructuring ...............................       (189,268)     (1,380,801)
                  Other liabilities ...................................          2,472           7,322
                                                                          -------------   -------------

                  Net cash used in operating activities ...............     (1,291,987)     (4,874,927)
                                                                          -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ..............................       (163,251)       (534,675)
     Cash acquired in (paid for) business acquisition, net ............       (380,269)        208,821
     (Purchases) sales of marketable securities, net ..................       (800,231)      7,454,466
                                                                          -------------   -------------

                  Net cash provided by (used in) investing activities..     (1,343,751)      7,128,612
                                                                          -------------   -------------

FINANCING ACTIVITIES:
     Repayments of debt ...............................................       (288,862)       (252,969)
     Repayments of capital lease obligations ..........................     (1,656,667)       (726,875)
                                                                          -------------   -------------

                  Net cash used in financing activities ...............     (1,945,529)       (979,844)
                                                                          -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     (4,581,267)      1,273,841
CASH AND CASH EQUIVALENTS, beginning of period ........................     10,271,755       5,051,901
                                                                          -------------   -------------

CASH AND CASH EQUIVALENTS, end of period ..............................   $  5,690,488    $  6,325,742
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

                                                 5

                      FASTNET CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BACKGROUND

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company") have been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses in selected secondary markets. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         LIQUIDITY AND GOING CONCERN

         The Company's business plan has required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. The Company modified its business strategy in October 2000, to reduce the Company's cash consumption and maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions have reduced the Company's cash consumption. In December 2001, the Company recorded an additional charge related to excess data center facilities and office space that the Company cannot use, sublet or terminate.

         The Company has incurred losses since inception and expects to continue to incur losses in 2002. As of March 31, 2002, the Company's accumulated deficit was $49,780,126. As of March 31, 2002, cash and cash equivalents and marketable securities were $8,787,915. The Company believes that its existing cash and cash equivalents, and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through December 31, 2002. However, the Company may be required or desire to seek additional sources of financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to idle additional markets and make further reductions in head count. Any of these events could harm the Company's business, financial condition or results of operations.

         The Company is subject to those risks associated with companies in the telecommunications industry. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products and technological change, price and margin pressures, capital availability and dependence on key personnel. See Part II, Item 5 of this form 10-Q for a description of additional factors that may affect the Company's future operating results.

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

         COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the shareholders' equity section of the balance sheet. For the three months ended March 31, 2002 and 2001, comprehensive loss was as follows:

                                                                      THREE MONTHS ENDED
                                                                    MARCH 31,      MARCH 31,
                                                                      2002           2001
                                                                  ------------   ------------

              Net loss ........................................   $(1,807,662)   $(3,965,306)
              Unrealized gain (loss) on marketable securities..        (2,904)        10,517
                                                                  ------------   ------------
              Comprehensive loss ..............................   $(1,810,566)   $(3,954,789)
                                                                  ============   ============

         REVENUE RECOGNITION

         Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the life of the customer contract. The Company recognizes access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally billed in advance of providing service. These advance billings are recorded as deferred revenues and recognized to revenue ratably over the service period.

         Revenues are also derived from the resale of products, including hardware and software, and web hosting services. The Company sells its web hosting and related services for contractual periods ranging from one to twelve months. These contacts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period in which customers utilize such services.

         Revenues also include professional services and web design related projects. Revenues from professional services are generally recognized as the services are provided. The Company generally recognizes project revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenue recognized to date are classified as deferred revenues, whereas revenue recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period to conform to the current period presentation.

(2)      ACQUISITIONS

         On March 14, 2001, the Company acquired all the assets and assumed substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, New York, for 2,000,000 shares of Common stock valued at $1,875,000. The results of operations from Cybertech have been included in the consolidated financial statements from the date of acquisition. The Company recorded the acquisition using the purchase method of accounting pursuant to APB Opinion No. 16, "Business Combinations." The excess of the purchase price over the fair value of net assets acquired was determined to be $1,298,690. Based on a valuation by an independent valuation consultant, $600,000 of the excess purchase price was allocated to developed technology and the remaining $698,690 was allocated to goodwill, which is not expected to be deductible for tax purposes. The developed technology is being amortized on a straight-line basis over a five-year period. The goodwill was being amortized over a five-year period in 2001, however, in accordance with SFAS No. 142, the goodwill is no longer amortized beginning January 1, 2002. Amortization expense for the three months ended March 31, 2002, was $30,000. The pro forma information is not presented, as information for Cybertech is immaterial.

         On January 31, 2002, the Company acquired all the assets and substantially all of the liabilities of SuperNet, Inc. ("SuperNet"), an ISP headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. The Company recorded the acquisition using the purchase method of accounting pursuant to APB Opinion No. 16. The total purchase price was $1,593,000, including transaction costs. The purchase price consisted of 1,096,907 shares of the Company's Common stock valued at $1,064,000, or $0.97 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,790,945. Based on a valuation by an independent valuation consultant, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $1,290,945 was allocated to goodwill, none of which is deductible for tax purposes. The customer relationships is being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill will not be amortized. The pro forma information is not presented, as information for SuperNet is immaterial.


         The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                       SuperNet       Cybertech
                                                     ------------   ------------

         Noncash assets:
              Accounts receivable .................. $    50,978    $    76,827
              Other current assets .................       4,380        101,638
              Property and equipment ...............      64,124      1,953,682
              Intangibles ..........................   1,790,945      1,298,690
                                                     ------------   ------------
                                                     $ 1,910,427    $ 3,430,837
                                                     ------------   ------------

         Assumed liabilities:
              Accounts payable ..................... $   207,569    $ 1,013,626
              Accrued expenses .....................     181,586        306,135
              Deferred revenues ....................      77,003        181,083
              Debt .................................          --        250,000
              Other liabilities ....................          --         13,814
                                                     ------------   ------------
                                                         466,158      1,764,658
                                                     ------------   ------------
                   Net noncash assets acquired......   1,444,269      1,665,179
         Purchase price paid in stock ..............  (1,064,000)    (1,875,000)
                                                     ------------   ------------
         Cash paid (acquired)....................... $   380,269    $  (208,821)
                                                     ============   ============

         On November 1, 2001 the Company acquired all the assets, and assumed substantially all the liabilities of NetReach, Inc., ("NetReach") an internet access, web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of Common stock valued at $2,232,000. The selling shareholders may receive up to an additional 690,900 shares of Common stock of the Company contingent upon the achievement of certain revenues and margin targets, as defined, for each of the five consecutive calendar quarters beginning October 1, 2001. The targets related to the contingent consideration were not met in the quarters ended December 31, 2001 and March 31, 2002.

         On April 4, 2002, the Company acquired all the outstanding capital stock of Netaxs, Inc. ("Netaxs"), an Internet access, web hosting and colocation provider located in the greater Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898, and 4,040,187 shares of unregistered Common stock valued at $4,080,589, $1.01 per share, the fair value of the Company's Common stock at the date of acquisition The principal due under the notes will accrue interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005.

(3)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid debt investments purchased with an original maturity of ninety days or less to be cash equivalents.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of March 31, 2002, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(4)      PROPERTY AND EQUIPMENT

         As of March 31, 2002 and in the year ended December 31, 2001, property and equipment consists of the following:

                                             MARCH 31, 2002    DECEMBER 31, 2001
                                             ---------------   -----------------

               Equipment ................... $   19,998,924    $     19,837,983
               Computer equipment ..........      2,212,288           2,182,562
               Computer software ...........      1,834,223           1,761,833
               Furniture and fixtures ......        669,732             670,620
               Leasehold improvements ......      3,206,761           3,205,532
                                             ---------------   -----------------
                                                 27,921,928          27,658,530
               Less-Accumulated depreciation
                 and amortization ..........    (12,920,844)        (11,260,630)
                                             ---------------   -----------------
                                             $   15,001,084    $     16,397,900
                                             ===============   =================

         Depreciation expense for the three months ended March 31, 2002 and 2001 was $1,660,214 and $1,371,789, respectively. The net carrying value of property and equipment under capital leases was $985,544 and $1,035,501 at March 31, 2002 and December 31, 2001, respectively.

(5)      INTANGIBLE ASSETS

         Intangible assets as of March 31, 2002 are as follows:

                                                AMORTIZING                        NON-AMORTIZING
                                  ---------------------------------------   --------------------------
                                                  GROSS                        GROSS
                                     USEFUL      CARRYING    ACCUMULATED      CARRYING    ACCUMULATED
                                      LIFE        AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                  -----------  ------------  ------------   ------------  ------------

     Customer relationships......  3-5 years   $ 3,000,000   $(1,836,121)   $        --           $--
     Developed technology .......   5 years        600,000      (125,344)            --            --

     Goodwill ...................     n/a               --            --      8,758,903    (2,075,869)
                                               ------------  ------------   ------------  ------------

     Total ......................              $ 3,600,000   $(1,961,465)   $ 8,758,903   $(2,075,869)
                                               ============  ============   ============  ============

         The carrying value of goodwill and other intangible assets are evaluated periodically based on fair values or undiscounted operating cash flow whenever significant events or changes occur which might impair recovery of recorded costs. The Company believes that no impairment of goodwill or other intangible assets exists at March 31, 2002. Amortization of goodwill was $0 and $223,496 for the three months ended March 31, 2002 and 2001, respectively. Amortization of other intangibles was $238,333 and $166,667 for the three months ended March 31, 2002 and 2001, respectively.

(6)      RESTRUCTURING CHARGE

         On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "Restructuring Plan"). Selling and marketing efforts are now focused on targeted markets located in Pennsylvania, New Jersey and New York. The Restructuring Plan includes redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the Restructuring Plan, the Company terminated 44 employees.

         The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the markets being closed. These costs consist of Internet backbone connectivity cost, as well as network and access costs, for services are no longer required in the closed markets. Leasehold termination payments include carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations (see discussion below regarding additional restructuring charge recorded in December 2001).

         During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. In addition in the fourth quarter of 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the Restructuring Plan.

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its Restructuring Plan. In the fourth quarter of 2001, the Company recorded an additional charge of $1,335,790 related to its excess and idle data centers and administrative offices. The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. The Company is continuing its efforts to dispose of or sublet these facilities. As of March 31, 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4,600,000 through 2010. Actual results could differ materially from these estimates. Management believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

         The activity in the restructuring charge accrual during the three months ended March 31, 2002 is summarized in the table below:

                                                                     CASH PAYMENTS
                                                         ACCRUED      DURING THE       ACCRUED
                                                     RESTRUCTURING   THREE MONTHS  RESTRUCTURING
                                                          AS OF         ENDED           AS OF
                                                      DECEMBER 31,     MARCH 31,      MARCH 31,
                                                          2001           2002           2002
                                                      ------------   ------------   ------------

     Telecommunications exit and termination fees..   $   233,980    $        --    $   233,980
     Leasehold termination costs ..................       115,543       (115,543)            --
     Sales and marketing contract terminations ....        52,321             --         52,321
     Facility exit costs ..........................     1,370,273        (73,725)     1,296,548
                                                      ------------   ------------   ------------
                                                      $ 1,772,117    $  (189,268)   $ 1,582,849
                                                      ============   ============   ============


(7)      DEBT

TERM NOTE

         In December 2001, the Company entered into a loan agreement with a bank and issued a $2,300,000 promissory note to the bank (the "Bank Note"). The proceeds from the Bank Note will be used for general corporate purposes. The Bank Note bears interest at LIBOR plus 1.5%, per annum. The Bank Note is payable in consecutive monthly payments of $95,833 principal and interest with all principal and interest due in December 2003. The Bank Note is secured by substantially all of the assets of the Company. There are certain restrictive financial and non-financial covenants related to the Bank Note including the maintenance of a cash balance of at least $5,000,000. Interest expense related to the Bank Note for the three months ended March 31, 2002 was $12,915. Future maturities on the Bank Note as of March 31, 2002 are $1,150,000 through March 31, 2003 and $86,250 through December 2003.

NOTES PAYABLE

         In conjunction with the NetReach acquisition, the Company acquired various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $525,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal and interest due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. The convertible notes bear interest at 8.0% and prime plus 4.0% and mature at various dates in 2003 and 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57. The warrants expire from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option pricing model and recorded a debt discount of $29,581 related to the warrants. The discount is being expensed over the terms of the convertible notes.

         The remaining balance of $235,000 of the NetReach Notes are term notes. The term notes bear interest at 8.0% and mature in 2004. Interest expense related to these term notes for the three months ended March 31, 2002 was $6,600. Future maturities on these term notes as of March 31, 2002 are $26,400 through March 31, 2003 and $16,000 through 2004.

         In conjunction with the Netaxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898. The principal due under these notes will accrue interest at a rate of 7.09% per annum and are payable in monthly installments through October 2005.


(8)      DEFERRED COMPENSATION

         As a result of stock option termination, $288,161 of the unamortized balance of deferred compensation was reversed in the quarter ended March 31, 2002.

(9)      PREFERRED STOCK

         As of March 31, 2002 and December 31, 2001 the Company had authorized 10,000,000 shares of no par value Preferred stock. In August 1999, the Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("1999 Series A Preferred"). The 1999 Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The holders of the 1999 Series A Preferred had a liquidation preference of $7.13 per share. In August 1999, the Company sold 666,198 shares of 1999 Series A Preferred to certain investors at $7.13 per share. The net proceeds from the sale of the 1999 Series A Preferred were $4,445,108. The 1999 Series A Preferred converted into Common Stock immediately prior to the consummation of the Company's initial public offering.

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

         Each share of 2001 Series A Preferred is convertible into the Company's Common stock any time after the earlier of September 4, 2002 or a mandatory conversion event, as defined. In the event a mandatory conversion does not occur, the 2001 Series A Preferred is convertible at the option of the holder any time on or after August 30, 2002. The holders of the 2001 Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to Common stock shares. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar events) plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior the event. As of March 31, 2002, the 2001 Series A Preferred had a liquidation preference of $3,956,045.

         The 2001 Series A Preferred stockholders vote together with all other classes and series of stock as a single class. The 2001 Series A Preferred stockholders are entitled to the number of votes, except that the 2001 Series A Preferred stockholders are entitled to a separate class vote with respect to certain matters affecting the 2001 Series A Preferred and certain other fundamental transactions, such as a liquidation, dissolution or winding up of the Company, issuances of certain additional securities and the merger, consolidation with or into, or sale of substantially all of the assets of the Company to another entity equal to the number of whole shares of Common stock into which the shares of 2001 Series A Preferred are convertible. The 2001 Series A Preferred stockholders, as a separate series, are entitled to elect two directors of the Company.

         The Company allocated the proceeds from the First Closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The Company recorded the BCF related to the First Closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, September 4, 2002. The Company allocated the proceeds from the Second Closing in the same manner as discussed above. The fair value of the warrants issued in the Second Closing was determined based on the Black-Scholes option pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the Second Closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF will be recorded in a manner similar to a deemed dividend over the period from the dates of issuance to the earliest date of conversion, September 4, 2002. The Company recorded a deemed dividend - BCF of $370,359 and $389,405 in the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

(10)     NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Outstanding Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's losses. The number of shares excluded from this calculation was 1,422,500 as of March 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 OF PART II OF THIS FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, OUR ABILITY TO: SUCCESSFULLY ADJUST OUR OPERATIONS UNDER OUR MODIFIED BUSINESS PLAN; OFFER OUR CUSTOMERS IN THE REGIONS, SERVED BY COMPANIES THAT WE HAVE RECENTLY ACQUIRED A FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; EXPAND OUR CUSTOMER BASE; MIGRATE CUSTOMERS

FROM OUR COMPETITORS IF THE INDUSTRY CONTINUES TO CONSOLIDATE AND GROW OUR REVENUES; DECREASE SOHO REVENUES AS A PERCENTAGE OF TOTAL REVENUES; REDUCE OUR COST OF REVENUES; CHANGE OUR INTEREST INCOME AND INTEREST EXPENSE THROUGH REVISED OPERATIONS; AND EFFECITVELY INTEGRATE OPERATIONS OF COMPANIES THAT WE HAVE RECENTLY ACQUIRED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS FORM 10-Q IN THE FUTURE.

OVERVIEW

         We are an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in the Northeastern United States. Our services included high-speed data and Internet services, data center services, including managed and unmanaged colocation services, web hosting, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including e-Solutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with dedicated customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

         As of March 31, 2002, we provided Internet access and enhanced services to approximately 2,164 enterprise customers, 26,276 SOHO customers, and 7,014 customers using our shared and dedicated web hosting, and colocation services.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2002 as we seek to execute our revised business plan. Our operating losses were $14,135,638, $32,044,023 and $5,242,373 for the years ended December 31, 2001, 2000 and 1999, respectively, and $1,780,968 for the three months ended March 31, 2002.

MODIFICATION OF OUR STRATEGIC PLAN

         On October 10, 2000, we modified our business plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Our selling and marketing strategy is now focused on markets located in Pennsylvania, New Jersey and New York.

         Simultaneous with the modification of our business plan, we recorded a restructuring charge of $5,159,503 primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations.

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded an additional approximately $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. This charge makes certain assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. As of March 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4,600,000 through 2010. Actual results could differ materially from this estimate.

         The activity in the restructuring charge accrual during the three months ended March 31, 2002 is summarized in the table below:

                                                                    CASH PAYMENTS
                                                         ACCRUED      DURING THE       ACCRUED
                                                      RESTRUCTURING  THREE MONTHS   RESTRUCTURING
                                                          AS OF          ENDED          AS OF
                                                      DECEMBER 31,     MARCH 31,      MARCH 31,
                                                          2001           2002           2002
                                                      ------------   ------------   ------------

     Telecommunications exit and termination fees..   $   233,980    $        --    $   233,980
     Leasehold termination costs ..................       115,543       (115,543)            --
     Sales and marketing contract terminations ....        52,321             --         52,321
     Facility exit costs ..........................     1,370,273        (73,725)     1,296,548
                                                      ------------   ------------   ------------
                                                      $ 1,772,117    $  (189,268)   $ 1,582,849
                                                      ============   ============   ============

RESULTS OF OPERATIONS

REVENUES

         We classify our revenue into these major categories: revenues from the sale of enterprise level Internet access and enhanced products and services, SOHO Internet access which includes revenues from the sale of Internet access to SOHOs and includes revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers, revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services and revenues from e-Solutions, web design and development services. We target our Internet access and enhanced services toward businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS, enterprise class DSL services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. Our business plan focuses on the core service offering of Internet access coupled with add-on sales of enhanced products and services as our customer's Internet needs expand. Internet access and enhanced product revenues are recognized as services are provided.

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

         Our SOHO revenues consist of dial-up Internet access to both residential and small office business customers, and revenue from the sale of wholesale dialup access to customers that use VPN to provide service to their subscribers, SOHO DSL Internet access, and ISDN Internet access. Customers using our SOHO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our business plan, we expect SOHO revenues to decrease as a percentage of total revenues. We have reduced selling and marketing efforts targeted to this customer base in response to increased competition from both free Internet service providers and other providers.

         We also offer our customers VPN solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided.

COST OF REVENUES

         Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network. Cost of revenues also includes engineering payroll, creative and programming staff payrolls and the cost of third party hardware and software that we sell to our customers, facility rental expense for in-market network infrastructure, and rental expense on network equipment financed under operating leases.

         The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                  2002      2001
                                                                                --------  --------

         Revenues ..........................................................     100.0%    100.0%

         Operating expenses:
              Cost of revenues (excluding depreciation) ....................      44.6      86.1
              Selling, general and administrative (excluding depreciation)..      52.7      75.4
              Depreciation and amortization ................................      43.9      48.1
                                                                                --------  --------

         Operating loss ....................................................     (41.2)   (109.6)
         Other expense, net ................................................      (0.6)     (1.3)
                                                                                --------  --------

         Net loss ..........................................................     (41.8)%  (108.3)%
                                                                                ========  ========


THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         REVENUES. Revenues increased by $660,000 or 18% to approximately $4.3 million for the three months ended March 31, 2002, from approximately $3.7 million for the three months ended March 31, 2001. This increase in revenues is primarily a result of an increase in the number of business customers using our dedicated Internet access services. Our dedicated Internet access customer base grew by 130% from 940 as of March 31, 2001 to 2,164 as of March 31, 2002 as a result of the acquisition of the customer bases of NetReach, which we acquired on November 1, 2001, and SuperNet, which we acquired on January 31, 2002. These acquisitions contributed to the increase in revenues through the addition of dedicated Internet access, dial-up, web hosting, colocation and e-Solutions customers to FASTNET's existing customer base, and the growth of our sales of colocation and dedicated hosting services grew by 127% from the first quarter of 2001 compared to the first quarter of 2002. Partially off-setting the growth from these revenue streams was a 15% decrease in the number of shared service web hosting customers from 8,250 as of March 31, 2001, to 6,715 as of March 31, 2002. Also partially offsetting our revenue growth rate was the loss of revenue as a result of the termination of our wholesale dialup service contract with Mircosoft's WebTV. There was no revenue from WebTV in the first quarter of 2002, while revenue from WebTV for the first quarter of 2001 was $558,000 or 15% of our revenues.

         COST OF REVENUE. Cost of revenues decreased by approximately $1.2 million, or 39%, from $3.2 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. Gross margin improved from 14% for the three months ended March 31, 2001 to 55% for the three months ended March 31, 2002. The decrease in cost of revenues and the improvement in gross margin were primarily due to the reduction in the size and improvement in efficiency of our network and price renegotiations with our network and Internet bandwidth providers. The decision to discontinue service to Microsoft's WebTV also contributed to the reduction in cost of revenues and the increase in gross margin. Offsetting the decrease in cost of revenues is the additional cost of revenues associated with acquisitions made subsequent to March 31, 2001.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $484,000, or 18% from $2.8 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. Contributing to this decrease was a reduction in head count from 122 at March 31, 2001 to 115 at March 31, 2002. Also contributing to this decline in selling, general and administrative expense was a reduction in those expenses that are directly related to head count such as taxes, benefits and insurances.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $137,000 or 8%, from approximately $1.8 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The change is a result of an increase in deprecation expense of $288,000 related to the additional assets acquired from NetReach and SuperNet off-set by a $151,000 decrease in amortization expense of goodwill. The decrease in amortization expense is in accordance with SFAS No. 142, which states that goodwill is no longer amortized as of January 1, 2002, which was $238,333 for the three months ended March 31, 2002 and $390,163 for the three months ended March 31, 2002.

         OTHER INCOME/EXPENSE. Interest income decreased by $265,000, or 86% from $307,000 for the three months ended March 31, 2001 to $42,000 for the three months ended March 31, 2002. This decrease in interest income resulted from the lower amount of interest being earned on marketable securities as a result of drawing down the invested proceeds from our initial public offering in February 2000 to fund operating losses and as a result of a decline in return on investments. Interest expense decreased by $194,000 from $258,000 for three months ended March 31, 2001 to $63,000 for the three months ended March 31, 2002. The decrease in interest expense is primarily the result of the debt cancellation of capital leases with two vendors and the reduction in investment in equipment financed using capital lease facilities.


CASH FLOWS ANALYSIS

The following table sets forth cash flows data for the periods indicated:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2002            2001
                                                                        ------------   ------------

         Other Financial Data:
              Cash flows used in operating activities ...............   $(1,291,987)   $(4,874,927)
              Cash flows provided by (used in) investing activities..    (1,343,751)     7,128,612
              Cash flows used in financing activities ...............    (1,945,529)      (979,844)
                                                                        ------------   ------------
              Net increase (decrease) in cash and cash equivalents...   $(4,581,267)   $ 1,273,841
                                                                        ============   ============

         Cash used by operating activities decreased by approximately $3.6 million from cash used of approximately $4.9 million for the three months ended March 31, 2001 to cash used of approximately $1.3 million for the three months ended March 31, 2002. This decrease in cash used in operations is primarily the result of improved gross margin, and the overall reduction in selling, general and administrative expenses.

         Cash flows from investing activities decreased by approximately $8.5 million from cash provided of approximately $7.1 million for the three months ended March 31, 2001 to cash used of approximately $1.3 million for the three months ended March 31, 2002. This decrease resulted from the liquidation of marketable securities required to fund our operating losses in 2001.

         Cash flows used by financing activities increased by approximately $1.0 million from cash used of approximately $1.0 million for the three months ended March 31, 2001 to cash used of approximately $1.9 million for the three months ended March 31, 2002. The increase in cash used in financing activities is primarily the result of an approximately $1.6 million payment made to settle a capital lease obligation in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

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

         The business plan we executed at the time of our initial public offering required substantial capital to fund operations, capital expenditures, expansion of sales and marketing capabilities, and acquisitions. We modified our business strategy in October 2000. Simultaneous with the modification of our business plan, we recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions have and we believe will continue to reduce our cash consumption rate currently and in the future. As of March 31, 2002, we had approximately $8.8 million in cash, cash equivalents and marketable securities.

         During the fourth quarter of 2000, we recorded a charge for $5,159,503 in connection with our modified business plan, and during the fourth quarter of 2001, we recorded an additional charge for $1,335,790. Of these restructuring charges, $1,582,849 has not been paid as of March 31, 2002 and is, accordingly, classified as accrued restructuring. The Company anticipates that the entire amount accrued will be paid in 2002 and 2003. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at March 31, 2002 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at March 31, 2002. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved currently in any legal proceedings that, either individually or taken as a whole, are likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.


         (b)      None.

         (c) On January 31, 2002, we issued 1,064,000 shares of our Common stock to shareholders of SuperNet in connection with our acquisition of the assets, and substantially all of the liabilities of SuperNet. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

                  On April 4, 2002, we issued 4,040,187 shares of our Common stock to shareholders of Netaxs in connection with our acquisition of the assets, and substantially all of the liabilities of Netaxs. This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act. In conjunction with the Netaxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898. The principal due under these notes will accrue interest at a rate of 7.09% per annum and are payable in monthly installments through October 2005. Ths sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

         (d)      None


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

         In October 2000, we announced our revised business plan and strategy in response to changes in market conditions, the low probability of obtaining additional financing for the existing business plan, and competitive factors. Consequently, the evaluation of our future business prospects is difficult because our historical results for the time that we were implementing our revised strategy is limited to 18 months. Our success will depend upon:

         o our continued ability to attract and sell additional products and services to our target customers;

         o our continued ability to enter into selected product or service partnerships; and

         o our continued ability to open new markets through the acquisition of ISPs within these new markets.

         Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, changes in capital markets, competitive factors or other events beyond our control.

IF WE ARE UNABLE TO SUSTAIN THE COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER OUR REVISED BUSINESS PLAN THROUGHOUT 2002, WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN AND OUR BUSINESS COULD BE HARMED.

         If we do not continue to achieve the cost savings and reduction in cash consumption under this plan throughout 2002, then we may need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

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

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

         We expect to continue our targeted acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition to the equity securities that we have issued to date in connection with our completed acquisitions, we may also be obligated to issue additional equity securities based on earn-out provisions set forth in the acquisition agreements. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization or other charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We recorded all business acquisitions under the purchase method of accounting. Effective January 1, 2002 the Company no longer amortizes goodwill and certain intangibles pursuant to Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets". We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE.

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

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY.

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


WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the three months ended March 31, 2002 and for the years ended December 31, 2001, 2000 and 1999, we had net losses of approximately $1.8 million, $8.5 million, $31.1 million, and $5.6 million, respectively.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the three months March 31, 2002, we had a net loss to Common stockholders of approximately $2.2 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On April 19, 2002, the Company filed a report on Form 8-K relating to the Company's acquisition of Netaxs, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FASTNET Corporation:


Date:  May 15, 2002                        /s/ Stephen A. Hurly
                                       ------------------------------------
                                           Stephen A. Hurly
                                           Chief Executive Officer


Date:  May 15, 2002                        /s/ Stanley F. Bielicki
                                       ------------------------------------
                                           Stanley F. Bielicki
                                           Chief Financial Officer
                                           (Principal Financial & Accounting
                                           Officer)