Form 10-Q
period 2002-06-30
FASTNET CORP
filed 2002-08-19
CIK 1092536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No |X|

         The number of shares of the registrant's Common stock outstanding as of August 14, 2002 was 25,572,232.

================================================================================

                               FASTNET CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.....3

         Consolidated Statements of Operations - Three and Six Months Ended
         June 30, 2002 and 2001  ..............................................4

         Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 2002 and 2001  ..............................................5

         Notes to Unaudited Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................17

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ..........22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................22

Item 2.  Changes in Securities and Use of Proceeds ...........................22

Item 3.  Defaults Upon Senior Securities .....................................23

Item 4.  Submission of Matters to a Vote of Security Holders .................23

Item 5.  Other Information ...................................................23

Item 6.  Exhibits and Reports on Form 8-K ....................................30


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                FASTNET CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002              2001
                                                                                     -------------      -------------
                                          ASSETS                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ................................................      $  2,936,344       $ 10,271,755
     Marketable securities ....................................................         1,282,394                 --
     Accounts receivable, net of allowance of  $1,691,782 and $1,135,398 ......         8,799,489          2,663,800
     Other current assets .....................................................           780,416            500,795
                                                                                     -------------      -------------

                  Total current assets ........................................        13,798,643         13,436,350
                                                                                     -------------      -------------

RESTRICTED MARKETABLE SECURITIES ..............................................         4,800,000          2,300,100

PROPERTY AND EQUIPMENT, net ...................................................        19,819,186         16,397,900

INTANGIBLES, net of accumulated amortization of $2,455,941 and $1,723,947 .....         5,444,059          1,376,053

GOODWILL,......................................................................        15,477,598          5,389,991

OTHER ASSETS ..................................................................           498,696            295,451
                                                                                     -------------      -------------

                                                                                     $ 59,838,182       $ 39,195,845
                                                                                     =============      =============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ........................................      $    552,077       $  1,160,205
     Current portion of capital lease obligations .............................         2,621,718            366,741
     Capital lease buyout .....................................................                --          1,600,000
     Accounts payable .........................................................         9,172,520          2,819,073
     Accrued expenses .........................................................         5,886,015          2,696,348
     Deferred revenues ........................................................         6,876,955          3,446,854
     Accrued restructuring ....................................................         1,398,447          1,772,117
                                                                                     -------------      -------------

                  Total current liabilities ...................................        26,507,732         13,861,338
                                                                                     -------------      -------------

LONG-TERM DEBT ................................................................         7,980,854          2,123,923

CAPITAL LEASE OBLIGATIONS .....................................................         1,230,320             32,520

OTHER LIABILITIES .............................................................           206,245            141,213

SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, 3,406,293 shares issued and
       outstanding) ...........................................................         2,006,965          1,266,247
     Common stock (50,000,000 shares authorized, 25,571,323 and
       20,390,947 shares outstanding) ............ ............................        76,130,619         71,194,396
     Deferred compensation ....................................................           (57,182)          (357,937)
     Note receivable ..........................................................          (476,877)          (463,750)
     Accumulated other comprehensive income ...................................            (1,026)                --
     Accumulated deficit ......................................................       (52,689,468)       (47,602,105)
     Less - Treasury stock, 5,787,610 shares, at cost .........................        (1,000,000)        (1,000,000)
                                                                                     -------------      -------------

                  Total shareholders' equity ..................................        23,913,031         23,036,851
                                                                                     -------------      -------------

                                                                                     $ 59,838,182       $ 39,195,845
                                                                                     =============      =============

                             The accompanying notes are an integral part
                            of these consolidated financial statements.


                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                           2002                2001               2002              2001
                                                       -------------      -------------      -------------      -------------
REVENUES ........................................      $  7,970,847       $  4,043,289       $ 12,290,659       $  7,703,600

OPERATING EXPENSES:
   Cost of revenues (excluding depreciation) ....         4,357,374          2,930,508          6,282,230          6,080,406
   Selling, general and administrative (excluding
      depreciation) .............................         3,581,198          2,988,527          5,858,573          5,749,120
   Depreciation and amortization ................         2,485,617          1,957,641          4,384,164          3,719,592
                                                       -------------      -------------      -------------      -------------
                                                         10,424,189          7,876,676         16,524,967         15,549,118
                                                       -------------      -------------      -------------      -------------
   Operating loss ...............................        (2,453,342)        (3,833,387)        (4,234,308)        (7,845,518)
                                                       -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
   Interest income ..............................            80,516            171,656            122,547            478,625
   Interest expense .............................          (160,781)          (242,126)          (224,203)          (499,662)
   Other ........................................            (5,378)              (867)           (10,681)            (3,473)
                                                       -------------      -------------      -------------      -------------
                                                            (85,643)           (71,337)          (112,337)           (24,510)
                                                       -------------      -------------      -------------      -------------
NET LOSS ........................................        (2,538,985)        (3,904,724)        (4,346,645)        (7,870,028)

Deemed Dividend - Beneficial Conversion Feature .          (370,359)                --           (740,718)                --
                                                       -------------      -------------      -------------      -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ......      $ (2,909,344)      $ (3,904,724)      $ (5,087,363)      $ (7,870,028)
                                                       =============      =============      =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .....      $      (0.12)      $      (0.23)      $      (0.22)      $      (0.48)
                                                       =============      =============      =============      =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE .......................        25,110,421         17,345,112         22,991,277         16,528,238
                                                       =============      =============      =============      =============

                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.


                                FASTNET CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               2002                2001
                                                                           -------------      -------------
OPERATING ACTIVITIES:
     Net loss to Common shareholders ................................      $ (4,346,645)      $ (7,870,028)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization ..............................         4,384,164          3,719,592
         Amortization of debt discount ..............................             5,575                 --
         Amortization of deferred compensation ......................            12,594             84,177
         Stock-based compensation expense ...........................            39,315                 --
         Provision for doubtful accounts ............................           297,183            168,584
         Interest income from note ..................................           (13,127)                --
         Changes in operating assets and liabilities, net of
           acquisition changes:
              Increase in assets:
                  Accounts receivable ...............................        (3,574,198)           (73,295)
                  Other assets ......................................          (262,514)          (140,934)
              Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses .............           634,673         (2,955,134)
                  Deferred revenues .................................           417,983             59,775
                  Accrued restructuring .............................          (373,670)        (2,002,380)
                  Other liabilities .................................             8,326             16,238
                                                                           -------------      -------------

                  Net cash used in operating activities .............        (2,770,341)        (8,993,405)
                                                                           -------------      -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ............................          (282,769)          (628,524)
     Cash acquired (paid for) acquisitions, net .....................        (1,177,982)           208,821
     (Purchases) sales of marketable securities, net ................        (3,783,320)        10,604,224
                                                                           -------------      -------------

                  Net cash provided by (used in) investing activities        (5,244,071)        10,184,521
                                                                           -------------      -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt ...................................         3,075,000                 --
     Repayments of long-term debt ...................................          (643,479)          (256,139)
     Repayments of capital lease obligations ........................        (1,752,520)        (1,042,389)
                                                                           -------------      -------------

                  Net cash provided by (used in) financing activities           679,001         (1,298,528)
                                                                           -------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................        (7,335,411)          (107,412)
CASH AND CASH EQUIVALENTS, beginning of period ......................        10,271,755          5,051,901
                                                                           -------------      -------------

CASH AND CASH EQUIVALENTS, end of period ............................      $  2,936,344       $  4,944,489
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

                      FASTNET CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BACKGROUND

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company") have been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses and residential customers located in the Northeast United States primarily providing services in the following states: New York, Pennsylvania, Massachusetts, Connecticut, New Jersey, Virginia, Maryland, Delaware and Washington, DC. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         LIQUIDITY AND GOING CONCERN

         The Company's business plan has required substantial capital to fund operations, capital expenditures, and acquisitions. The Company modified its business strategy in October 2000, to reduce the Company's cash consumption and maintain operations without any additional funding in the foreseeable future. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions reduced the Company's cash consumption. In December 2001, the Company recorded an additional charge related to excess data center facilities and office space that are non-cancelable commitments of the Company.

         The Company has incurred losses since inception and expects to continue to incur losses in 2002. As of June 30, 2002, the Company's accumulated deficit was $52,689,468. As of June 30, 2002, cash and cash equivalents and restricted and unrestricted marketable securities were $9,018,738. The Company believes that its existing cash and cash equivalents, marketable securities, access to debt and lease financing will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. In order to finance the Company's strategic acquisition plan, the Company is currently seeking both debt and equity financing. If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to make operational changes to decrease cash consumption. These changes may include closing certain markets and making further reductions in head count, among other things. Any of these events could harm the Company's business, financial condition, cash flows or results of operations.

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

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 has been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of FASTNET and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         MANAGEMENT'S USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         COMPREHENSIVE LOSS

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately in the shareholders' equity section of the consolidated balance sheets. For the three and six months ended June 30, 2002 and 2001, comprehensive loss was as follows:

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                         2002             2001               2002              2001
                                                     ------------      ------------      ------------      ------------
Net loss ......................................      $(2,538,985)      $(3,904,724)      $(4,346,645)      $(7,870,028)

Unrealized gain (loss) on marketable securities            1,878             5,734            (1,026)           16,251
                                                     ------------      ------------      ------------      ------------
Comprehensive loss ............................      $ (2,537,107)     $(3,898,990)      $(4,347,671)      $(7,853,777)
                                                     ============      ============      ============      ============

         REVENUE RECOGNITION

         Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and telecommunication equipment sales and are recognized as revenue over the term of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally billed in advance of providing service. These advance billings are recorded as deferred revenues and recognized to revenue ratably over the service period.

         Revenues are also derived from web hosting services. The Company sells its web hosting and related services for contractual periods ranging from one to twelve months. These contacts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period in which customers utilize such services.

         Revenues also include professional services and web design and development related projects. Revenues from professional services and web design and development related projects are generally recognized as the services are provided. The Company generally recognizes project revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenue recognized to date are classified as deferred revenues, whereas revenue recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

         MAJOR CUSTOMERS

         The Company derived approximately 7% and 5% of total revenues for the three and six months ended June 30, 2002, respectively, from one customer acquired as a result of the purchase of certain assets from AppliedTheory in May 2002 (see Note 2). As of June 30, 2002, the Company had outstanding accounts receivable from this customer of $585,926. The Company derived approximately 10% and 6% of total revenues for the three and six months ended June 30, 2002, respectively, from a different customer acquired as a result of the NetAxs acquisition that occurred in April 2002. As of June 30, 2002, the Company had outstanding accounts receivable from this customer of $916,000. This customer is also a shareholder of the Company (see Note 12).

         In the three and six months ended June 30, 2001, the Company derived approximately 13% and 14% of total revenues, respectively, from another customer. The Company discontinued providing services to this customer in September 2001.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and other intangible assets, which indicated that the goodwill and other intangible assets were not impaired. Other intangible assets that meet the new criteria continue to be amortized (see Note 5).

         Amortization of goodwill was $257,048 and $480,544 for the three months ended June 30, 2001 and the six months ended June 30,2001, respectively. Amortization of other intangibles was $493,661, $216,667, $731,995 and $383,334 for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively.

         The following table presents the impact of SFAS No. 142 relating to the goodwill amortization on operating loss and net loss as if SFAS No. 142 was in effect for the three and six months ended June 30, 2001.

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30, 2001                     JUNE 30, 2001
                                             -------------------------          ------------------------
                                           AS REPORTED       AS ADJUSTED      AS REPORTED       AS ADJUSTED
                                         --------------    ---------------  --------------    ---------------
Loss from operations ...............      $(3,833,387)      $(3,576,339)      $(7,845,518)      $(7,364,974)
Net loss ...........................       (3,904,724)       (3,647,676)       (7,870,028)       (7,389,484)
Basic and diluted net loss per share      $     (0.23)      $     (0.21)      $     (0.48)      $     (0.45)


         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. The Company is required and plans to adopt the provisions of SFAS No. 143 in 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have any impact on results of operations, financial position or cash flows.

         On April 30, 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, amended

SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, ACCOUNTING FOR LEASES, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company recorded an extraordinary gain on the extinguishment of debt in the third and fourth quarters of 2001 in the amounts of $1,630,328 and $4,006,049, respectively. As a result of SFAS No. 145, these amounts will be reclassified from extraordinary to other income.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period to conform to the current period presentation.

(2)      2001 AND 2002 ACQUISITIONS

         All acquisitions have been accounted for using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, and SFAS No. 141, "Business Combinations."

         CYBERTECH WIRELESS, INC.

         On March 14, 2001, the Company acquired all the assets and assumed substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech") a provider of fixed wireless Internet services headquartered in Rochester, New York, for 2,000,000 shares of unregistered Common stock valued at $1,875,000, or $0.94 per share, the fair market value at the date of acquisition. The results of operations from Cybertech have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,298,690. Based on an independent valuation, $600,000 of the excess purchase price was allocated to developed technology and the remaining $698,690 was allocated to goodwill, which is expected to be deductible for tax purposes. The developed technology is being amortized on a straight-line basis over a five-year period. The goodwill was being amortized over a five-year period in 2001, however, in accordance with SFAS No. 142, the goodwill is no longer amortized beginning January 1, 2002.



         NETREACH, INC.

         On November 1, 2001, the Company acquired all the outstanding capital stock of NetReach, Inc., ("NetReach") an Internet service provider, web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of unregistered Common stock valued at $2,232,000, or $0.93 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $4,808,784. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $4,308,784 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142 the goodwill is not being amortized. The former NetReach shareholders are entitled to receive up to an additional 690,900 shares of unregistered Common stock of the Company contingent upon the achievement of certain revenues and margin targets, as defined, for each of the five consecutive calendar quarters beginning October 1, 2001. The targets related to the contingent consideration were not met in the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002.

         SUPERNET, INC.

         On January 31, 2002, the Company acquired all the outstanding capital stock of SuperNet, Inc. ("SuperNet"), an Internet service provider headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. The total purchase price was $1,593,000, including transaction costs. The purchase price consisted of 1,096,907 unregistered shares of the Company's Common stock valued at $1,064,000, or $0.97 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,790,945. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $1,290,945 was allocated to goodwill, none of which is deductible for tax purposes. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

NETAXS, INC.

         On April 4, 2002, the Company acquired all the outstanding capital stock of NetAxs, Inc. ("NetAxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of NetAxs having an aggregate principal amount of $2,514,898, and 4,040,187 shares of unregistered Common stock valued at $4,080,589, or $1.01 per share, the fair value of the Company's Common stock at the date of acquisition. The principal due under the notes will accrue interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005. The excess of purchase price over the fair value of net assets acquired is estimated to be $8,140,600. Based on a preliminary independent valuation, $400,000 was allocated to customer relationships, $100,000 to trade names and the remaining $7,640,000 was allocated to goodwill. The customer relationships and trade names are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142 the goodwill is not being amortized. The allocation of the purchase price is preliminary pending completion of a final independent valuation and subject to change. Management expects there to be certain adjustments relating to unresolved telecommunication contracts as of the opening balance sheet, which will adjust goodwill within the next twelve months.

         APPLIEDTHEORY CORPORATION

         On May 31, 2002, the Company, through a wholly-owned subsidiary acquired selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. The terms of the Asset Purchase Agreement were approved by the United States Bankruptcy Court for the Southern District of New York, by an order dated May 25, 2002, as a result of the voluntary petition for bankruptcy filed by AppliedTheory under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, the Company paid $4,000,000 in cash for certain customers and fixed assets. The Company agreed to use its good faith efforts to collect the accounts receivables of the acquired customer base in existence on the Closing Date (the "Closing Receivables") on behalf of AppliedTheory, and to remit to the Bankruptcy Court on or prior to December 31, 2002, no less than an aggregate of $2,500,000 of the Closing Receivables. The Company has guaranteed the payment to the Bankruptcy Court of up to $2,500,000 of the Closing Receivables. If the Company has not collected and remitted an aggregate of $2,500,000 of the Closing Receivables to the Bankruptcy Court on or prior to December 31, 2002, then the Company must pay an amount equal to the difference to the Bankruptcy Court. Accordingly, the Company has recorded the $2,500,000 as a liability on the accompanying consolidated balance sheets.

         The excess of the purchase price over the fair value of net assets acquired is estimated to be $4,841,062. Based on a preliminary independent valuation, $3,800,000 was allocated to customer relationships, and $1,041,062 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142 the goodwill is not being amortized. The allocation of the purchase price is preliminary and is subject to change.

         The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                                                                           Applied
                                  Cybertech          NetReach          SuperNet           NetAxs            Theory
                                 ------------      ------------      ------------      ------------      ------------
Noncash assets
  (liabilities) acquired:
     Accounts receivable         $    76,827       $   432,633       $    50,978       $   524,574       $ 2,300,000
     Other assets                    101,638            28,624             4,380           225,971                --
     Property and equipment        1,953,682           232,630            64,124         2,537,037         4,112,752
     Intangibles                   1,298,690         4,808,784         1,790,945         8,140,600         4,841,062
     Accounts payable             (1,013,626)       (1,375,713)         (207,569)       (1,762,499)         (250,000)
     Accrued expenses               (306,135)         (748,094)         (181,586)       (2,448,237)         (620,000)
     Deferred revenues              (181,083)         (252,082)          (77,003)         (679,069)       (2,193,323)
     Debt and capital
        lease obligations           (250,000)         (877,701)               --        (2,175,320)       (1,690,491)
     Other liabilities               (13,814)               --                --          (969,857)       (2,500,000)
                                 ------------      ------------      ------------      ------------      ------------
     Acquired net assets           1,666,179         2,249,081         1,444,269         3,393,200         4,000,000
Less--Common stock
    issued                        (1,875,000)       (2,232,000)       (1,064,000)       (4,080,589)               --
Less --Notes issued                       --                --                --        (2,514,898)               --
                                 ------------      ------------      ------------      ------------      ------------
Cash paid
    (acquired), net              $  (208,821)      $    17,081       $   380,269       $(3,202,287)      $ 4,000,000
                                 ============      ============      ============      ============      ============

         The pro forma information for the 2001 and 2002 acquisitions has not been Presented as the Company is in the process of analyzing the historical financial Results of Netaxs. Once the Netaxs historical information is fully analyzed, the Pro forma data will be presented incorporating the results of Netaxs and NetReach. The pro forma information for Cybertech and SuperNet is and will not be presented As the information is not material. Pro forma information has not been presented, as historical financial information for the assets acquired from AppliedTheory is not available.

(3)      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid debt investments purchased with an original maturity of ninety days or less to be cash equivalents.

         The restricted cash on the accompanying consolidated balance sheets represents a certificate of deposit that is required to be maintained with the bank that holds the Company's term note (see Note 8).

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of June 30, 2002, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(4)      PROPERTY AND EQUIPMENT

         As of June 30, 2002 and December 31, 2001, property and equipment consists of the following:

                                   JUNE 30, 2002    DECEMBER 31, 2001
                                   -------------      -------------

Equipment                          $ 25,788,050       $ 19,837,983
Computer equipment                    2,361,454          2,182,562
Computer software                     1,947,272          1,761,833
Furniture and fixtures                  775,822            670,620
Leasehold improvements                3,859,387          3,205,532
                                   -------------      -------------
                                     34,731,985         27,658,530
Less-Accumulated depreciation
  and amortization                  (14,912,799)       (11,260,630)
                                   -------------      -------------
                                   $ 19,819,186       $ 16,397,900
                                   =============      =============

         Depreciation expense for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 was $1,991,956, $1,483,926,
$3,652,169 and $2,855,714 respectively. The net carrying value of property and equipment under capital leases was $3,393,186 and $1,035,501 at June 30, 2002 and December 31, 2001, respectively.

(5)      INTANGIBLE ASSETS

         Intangible assets, other than goodwill, consist of the following as of June 30, 2002:

                                              GROSS
                             USEFUL          CARRYING        ACCUMULATED
                              LIFE            AMOUNT         AMORTIZATION       NET

Customer relationships      3-5 years      $ 7,200,000       $(2,291,449)   $ 4,908,551
Developed technology .      5 years            600,000          (156,159)       443,841
Trade names ..........      3 years            100,000            (8,333)        91,667
                                           ------------      ------------   ------------
Total ................                     $ 7,900,000       $(2,455,941)   $ 5,444,059
                                           ============      ============   ============



(6)      ACCRUED EXPENSES

                                             JUNE 30,       DECEMBER 31,
                                               2002            2001
                                            -----------     -----------
Vendor settlement ....................      $       --      $  200,000
Professional fees ....................         119,802          96,000
Accrued compensation and related taxes       1,946,241         475,810
Customer deposits ....................         913,151              --
Other ................................       2,906,814       1,924,538
                                            -----------     -----------
                                            $5,886,015      $2,696,348
                                            ===========     ===========

(7)      RESTRUCTURING CHARGES

         On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "2000 Restructuring Plan"). Selling and marketing efforts are now focused on targeted markets. The 2000 Restructuring Plan included redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the 2000 Restructuring Plan, the Company terminated 44 employees.

         The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the markets being closed. These costs consist of Internet backbone connectivity cost, as well as network and access costs, for services that are no longer required in the closed markets. Leasehold termination payments include carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations (see discussion below regarding 2001 Restructuring Charge which was recorded in December 2001).

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

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 Restructuring Plan. In the fourth quarter of 2001, the Company recorded an additional charge of $1,335,790 related to its excess and idle data centers and administrative offices the ("2001 Restructuring Charge"). The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. The Company is continuing its efforts to dispose of or sublet these facilities. As of June 30, 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4,300,000 through 2010. Actual results could differ materially from these estimates. Management believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

The activity in the restructuring charge accrual during the six months ended June 30, 2002 is summarized in the table below:

                                                                   CASH PAYMENTS
                                                     ACCRUED         DURING THE          ACCRUED
                                                  RESTRUCTURING      SIX MONTHS       RESTRUCTURING
                                                     AS OF             ENDED              AS OF
                                                  DECEMBER 31,        JUNE 30,           JUNE 30,
                                                      2001              2002               2002
                                                  ------------      ------------      ------------
Telecommunications exit and termination fees      $   233,980       $        --       $   233,980
Leasehold termination costs ................          115,543          (115,543)               --
Sales and marketing contract terminations ..           52,321                --            52,321
Facility exit costs ........................        1,370,273          (258,127)        1,112,146
                                                  ------------      ------------      ------------
                                                  $ 1,772,117       $  (373,670)      $ 1,398,447
                                                  ============      ============      ============

(8)      DEBT

         As of June 30, 2002 and December 31, 2001, debt consists of the following:

                                    June 30, 2002    December 31, 2001
                                     ------------      ------------
Bank Note .....................      $ 4,800,000       $ 2,300,000
NetReach Notes ................          737,854           732,008
Netaxs Notes ..................        2,726,288                --
Other .........................          268,789           252,120
          Less--Current portion         (552,077)       (1,160,205)
                                     ------------      ------------
                                     $ 7,980,854       $ 2,123,923
                                     ============      ============

BANK NOTE

         In December 2001, the Company entered into a loan agreement with a bank and issued a $2,300,000 promissory note to the bank (the "Bank Note"). From December 2001 through June 28, 2002, the Bank Note bore interest at the annual rate of LIBOR plus 1.5%. The Bank Note was payable in consecutive monthly payments of $95,833 principal and interest with all principal and interest due in December 2003. On June 28, 2002, the Company amended its loan agreement with the Bank. In accordance with the amendment, the then current principal balance of $1,725,000 increased to $4,800,000. The Bank Note's interest rate was adjusted to the annual rate of LIBOR plus 1.4%. The Bank Note is due and payable in 12 consecutive monthly payments of interest only commencing on July 31, 2002 and continuing through June 30, 2003. Thereafter, the Bank Note shall be due and payable in 48 consecutive monthly principal payments of $100,000 plus interest. The Bank Note is secured by substantially all of the assets of the Company. The restrictive financial and non-financial covenants related to the Bank Note include the maintenance of a cash and restricted cash balance of at least $5,000,000, including and maintenance of $4,800,000 of funds in a certificate of deposit held by the Bank.

         Interest expense related to the Bank Note for the three and six months ended June 30, 2002 was $16,398 and $34,878, respectively.

NOTES PAYABLE

NetReach Notes

         In conjunction with the NetReach acquisition, the Company issued various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $525,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal and interest due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. Convertible notes in the amount of $95,000 bear interest at 8.0% and $430,000 of the convertible notes bear interest at prime plus 4.0%. The convertible notes mature at various dates in 2003 and 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57 per share. The warrants expire at various dates from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option pricing model and recorded a debt discount of $29,581 related to the warrants. The discount is being expensed over the terms of the convertible notes.

         The remaining balance of $235,000 of the NetReach Notes are term notes. The term notes bear interest at 8.0% and mature in 2004. Interest expense related to the NetReach Notes for the three and six months ended June 30, 2002 was $16,006 and $32,013, respectively. Future maturities on the NetReach Notes as of June 30, 2002 are $235,000 through June 30, 2003, $370,000 through June 30, 2004 and $155,000 through June 30, 2005.

NetAxs Notes

         In conjunction with the NetAxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of NetAxs having an aggregate principal amount of $2,514,898 ("NetAxs Notes"). The principal due under these notes accrue interest at a rate of 7.09% per annum and are payable in monthly principal installments through October 2005. Subsequent to the Company's acquisition of NetAxs, it was determined that NetAxs owed certain Federal and State payroll related liabilities of approximately $767,000, exclusive of Penalty and interest charges. The Company has determined that it has a right of Full offset of this liability against the promissory notes and the escrowed indemnity property to the former shareholders of NetAxs including amounts held in escrow. The Company and the former principal shareholders of NetAxs have not yet reached a final determination of the method or timing of the payment of these liabilities. Effective July 1, 2002, the Company temporarily suspended payment of the principal and interest due under the promissory notes. Interest expense related to the NetAxs notes was $42,293 in the three and six months ended June 30, 2002. The notes are due and payable in monthly installments of principal in accordance with the following schedule:

                           TERM OF REPAYMENT                 AMOUNT PER MONTH
                           -----------------                 ----------------
                  May 2002          -   January 2003            $ 30,000
                  February 2003     -   January 2004            $ 60,000
                  February 2004     -   October 2004            $100,000
                  November 2004     -   October 2005            $ 52,075

         In conjunction with the NetAxs acquisition, the Company acquired certain notes payable due to a shareholder of the Company and a company owned by a shareholder of the Company. The notes bear interest at 10% per annum. The balance of these notes is $271,690 as of June 30, 2002. Interest expense related to the notes was $6,663 and $6,663 for the three and six months ended June 30, 2002. Future maturities on the notes as of June 30, 2002 are $22,675 through June 30, 2003, $17,907 through June 30, 2004, $16,755 June 30,2005, $14,055 through June 30, 2006, $15,526 through June 30, 2007 and $184,772 thereafter.

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note and is being amortized over the term of the note. As of June 30, 2002, the recorded balance of the note was $229,472.

(9)      SHAREHOLDERS' EQUITY

         As a result of the termination or departure of employees from the Company, $288,161 of the unamortized balance of deferred compensation was reversed during the six months ended June 30, 2002.

         In the three and six months ended June 30, 2002, the Company recorded compensation expense of $27,730 for the modification of the terms of certain stock options.

         During the six months ended June 30, 2002 the Company issued 40,347 shares of Common stock valued at $40,750 for the purchase of fixed assets.

(10)     PREFERRED STOCK

         As of June 30, 2002 and December 31, 2001, the Company had authorized 10,000,000 shares of no par value Preferred stock. In August 1999, the Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("1999 Series A Preferred"). The 1999 Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The holders of the 1999 Series A Preferred had a liquidation preference of $7.13 per share. In August 1999, the Company sold 666,198 shares of 1999 Series A Preferred to certain investors at $7.13 per share. The net proceeds from the sale of the 1999 Series A Preferred were $4,445,108. The 1999 Series A Preferred converted into Common stock immediately prior to the consummation of the Company's initial public offering.

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

         Each share of 2001 Series A Preferred is convertible into the Company's Common stock any time after the earlier of September 4, 2002 or a mandatory conversion event, as defined under the terms of the 2001 Series A Preferred. In the event a mandatory conversion does not occur, the 2001 Series A Preferred is convertible at the option of the holder any time on or after September 4, 2002. The holders of the 2001 Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to Common stock shares. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar events) plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior the event.

         The 2001 Series A Preferred stockholders vote together with all other classes and series of stock as a single class. The 2001 Series A Preferred stockholders are entitled to the number of votes equal to the number of whole shares of Common stock into which the shares of 2001 Series A Preferred are convertible, except that the 2001 Series A Preferred stockholders are entitled to a separate class vote with respect to certain matters affecting the 2001 Series A Preferred and certain other fundamental transactions, such as a liquidation, dissolution or winding up of the Company, issuances of certain additional securities and the merger, consolidation with or into, or sale of substantially all of the assets of the Company to another entity. The 2001 Series A Preferred stockholders, as a separate series, are entitled to elect two directors of the Company.

         The Company allocated the proceeds from the First Closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The Company recorded the BCF related to the First Closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF is being recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, September 4, 2002. The Company allocated the proceeds from the Second Closing in the same manner as discussed above. The fair value of the warrants issued in the Second Closing was determined based on the Black-Scholes option pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the Second Closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF is being recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest date of conversion, which is September 4, 2002. The Company recorded a deemed dividend - BCF of $370,359 and $740,718 in the three and six months ended June 30, 2002, respectively.

In addition, the terms and agreements relating to the sale of our Series A Convertible Preferred stock contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, create or issue any shares of capital stock with rights senior to the holders of the Series A Convertible Preferred stock, make distributions or declare dividends, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, effect stock splits, and issue additional equity securities.


(11)     NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Outstanding Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's net loss. The number of shares excluded from this calculation was approximately 3,200,000 for the three months and 2,200,000 for the six months ended June 30, 2002.

(12)     RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with a financial advisor, who is an affiliate of a significant shareholder of the Company ("Financial Advisor"). This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment is related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. The $320,000 remains unpaid as of June 30, 2002 and is included in Accrued expenses on the accompanying consolidated balance sheet as of June 30, 2002.

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock the Financial Advisor for professional services rendered (see Note 8).

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid this firm approximately $66,542, $97,103, $108,584, and $211,781 in the three and six months ended June 30, 2002 and 2001, respectively.

         A property owner of one of the Company's facilities is also a holder of a note acquired in connection with the NetReach acquisition. The Company paid the landlord $34,563, $0, $55,172 and $0, in the three and six months ended June 30, 2002 and 2001, respectively.

         In the year ended December 31, 2001, the Company advanced $202,000 to several executives of the Company. The executives repaid $58,000 of the promissory notes in the year ended December 31, 2001. All of the executives signed promissory notes bearing interest at 3.75 percent per annum. An additional $50,000 was advanced to an executive in the three months ended March 31, 2002. No payments were made on the notes in the six months ended June 30, 2002. The Company amended the terms of the notes within compliance of the Exchange Act of 1934. The promissory notes which were to be repaid in full or through 18 monthly payments to begin in April 2002 have been amended to be payable on demand upon effect of the amendment.

         As noted in Note 1, a significant customer of the Company is a shareholder. A member of the Company's Board of Directors is also an officer of this customer. (See Note 1).

         On May 8, 2002 the Company entered into a management consulting agreement with a management consulting company controlled by a compensated member of the FASTNET Board of Directors. The agreement provides for various business financial planning, and acquisition Consulting be provided as requested by the Company through August 8, 2002. The term Shall be automatically renewed on a month-to-month basis after August 8, 2002. In addition, the Company shall grant non-qualified stock options to acquire a total of 12,000 shares of FASTNET common stock at the closing price on May 8, 2002 of $1.20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS, AND SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: ESTIMATES OF ADEQUATE PROVISION FOR CHARGES IN CONNECTION WITH OUR REVISED BUSINESS PLAN; FUTURE EXPANSION OF OUR CUSTOMER BASE, INCLUDING THE MIGRATION OF CUSTOMERS FROM OUR COMPETITORS; DECREASES IN SMALL OFFICE AND HOME OFFICE (SOHO) REVENUES AS A PERCENTAGE OF TOTAL REVENUES; EXPECTATIONS OF FURTHER BENEFITS FROM SYNERGIES GAINED BY INTERCONNECTION OF NETWORKS OF ACQUIRED COMPANIES, INCLUDING CERTAIN ASSETS OF APPLIEDTHEORY AND NETAXS; PLANS TO INCREASE COLLECTION ACTIVITY AND REDUCE THE NUMBER OF SERVICES FOR WHICH ON-ACCOUNT BILLING IS PROVIDED; NOTE 8; EXPECTATIONS OF DECREASES IN FUTURE INTEREST EXPENSE AND SUFFICIENCY OF CURRENT FIXED ASSETS TO SUPPORT OPERATIONS FOR THE FORESEEABLE FUTURE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 OF PART II OF THIS FORM 10-Q.

         THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, OUR ABILITY TO: SUCCESSFULLY ADJUST OUR OPERATIONS UNDER OUR MODIFIED BUSINESS PLAN; OFFER OUR CUSTOMERS IN THE REGIONS SERVED BY COMPANIES THAT WE HAVE RECENTLY ACQUIRED A FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; EXPAND OUR CUSTOMER BASE; MIGRATE CUSTOMERS FROM OUR COMPETITORS AND GROW OUR REVENUES; DECREASE SOHO REVENUES AS A PERCENTAGE OF TOTAL REVENUES; REDUCE OUR COST OF REVENUES; AND EFFECTIVELY INTEGRATE OPERATIONS OF COMPANIES THAT WE HAVE RECENTLY ACQUIRED. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS FORM 10-Q IN THE FUTURE.

OVERVIEW

         FASTNET is an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses in the Northeastern United States. Our services included high-speed data and Internet services, data center services, including managed and unmanaged colocation services, web hosting, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including e-Solutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with dedicated customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.


OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2002 as we seek to execute our revised business plan. Our operating losses were $14,135,388, $32,044,023, and $5,242,373 for the years ended December 31, 2001, 2000 and 1999, respectively, and $4,234,308 for the six months ended June 30, 2002.

MODIFICATION OF OUR STRATEGIC PLAN

         On October 10, 2000, we modified our business plan. This modified plan called for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000. Our selling and marketing strategy is now focused on markets located in Pennsylvania, New Jersey and New York.

         Simultaneous with the modification of our business plan, we recorded a restructuring charge of $5,160,000 primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations.

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded approximately an additional $1,300,000 restructuring charge related to its excess and idle data centers and administrative offices. This charge makes certain assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. As of June 30, 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4,300,000 through 2010. Actual results could differ materially from this estimate.

         The activity in the restructuring charge accrual during the six months ended June 30, 2002 is summarized in the table below:

                                                                    CASH PAYMENTS
                                                     ACCRUED         DURING THE          ACCRUED
                                                  RESTRUCTURING      SIX MONTHS       RESTRUCTURING
                                                      AS OF             ENDED             AS OF
                                                  DECEMBER 31,        JUNE 30,          JUNE 30,
                                                      2001              2002              2002
                                                  ------------      ------------      ------------
Telecommunications exit and termination fees      $   233,980       $        --       $   233,980
Leasehold termination costs ................          115,543          (115,543)               --
Sales and marketing contract terminations ..           52,321                --            52,321
Facility exit costs ........................        1,370,273          (258,127)        1,112,146
                                                  ------------      ------------      ------------
                                                  $ 1,772,117       $  (373,670)      $ 1,398,447
                                                  ============      ============      ============

RESULTS OF OPERATIONS

REVENUES

         We classify our revenue into the following major categories: revenues from the sale of enterprise level Internet access and enhanced products and services, SOHO Internet access which includes revenues from the sale of Internet access to SOHOs and includes revenue from the sale of wholesale dial-up access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers, revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services and revenues from e-Solutions, web design and development services. We target our Internet access and enhanced services toward businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, OC-3, OC-12, Frame Relay, ATM, SMDS, enterprise class DSL services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security. Our business plan focuses on the core service offering of Internet access coupled with add-on sales of enhanced products and services as our customer's Internet needs expand. Internet access and enhanced product revenues are recognized as services are provided.

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

         Our SOHO revenues consist of dial-up Internet access to both residential and small office business customers, and revenue from the sale of wholesale dial-up access to customers that use VPN to provide service to their subscribers, SOHO DSL Internet access, and ISDN Internet access. Customers using our SOHO services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our business plan, we expect SOHO revenues to decrease as a percentage of total revenues. We have reduced selling and marketing efforts targeted to this customer base in response to increased competition and downward pricing pressures.

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

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues for the quarter ended June 30, 2002 increased approximately $3,928,000 or 97% over the amount for the quarter ended June 30, 2001 primarily due to an increase in the number of customers resulting from the Company's recent acquisitions, which are as follows:

         Acquisition                                         Date of Acquisition
         -----------                                         -------------------

         Cybertech Wireless                                  March 2001
         NetReach, Inc.                                      November 1, 2001
         SuperNet, Inc.                                      January 31, 2002
         NetAxs, Inc.                                        April 4, 2002
         Dedicated Customers of AppliedTheory Corporation    May 31, 2002

         Due to the type of customer base and size of the two most recent acquisitions, the Company experienced substantial growth in its revenue derived from dedicated access customers. The percentage of revenues generated from dedicated access customers increased from approximately 42% for the quarter ended June 30, 2001 to approximately 57% for the quarter ended June 30, 2002. Revenue from dedicated customers increased approximately $2,870,000 or approximately 170% from the quarter ended June 30, 2001.

         Since the quarter ended June 30, 2002 only contains one month of results for the customers acquired from AppliedTheory and approximately 36% of the increase in quarterly revenues (as compared to the quarter ended March 31, 2002) is attributable to this acquisition, the Company expects revenue from dedicated access customers to increase further both in amount and as a percentage of revenues in the quarter ended September 30, 2002.

         COST OF REVENUES. Cost of revenues increased by approximately $1,427,000 or approximately 49% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. This increase was primarily due to the cost of the network acquired in the NetAxs and AppliedTheory acquisitions. However, cost of revenues as a percentage of revenues decreased from approximately 72% for the quarter ended June 30, 2001 to approximately 55% for the quarter ended June 30, 2002. This decrease in cost of revenues as a percentage of revenues was primarily due to improved network management and sizing, price renegotiations with telecommunications providers and the effects of increased efficiencies gained from increased customer concentrations within the Company's network footprint.

         Cost of revenues as a percentage of revenues increased from approximately 45% for the quarter ended March 31, 2002 to approximately 55% for the quarter ended June 30, 2002 primarily due to the higher network cost associated with high bandwidth dedicated access customers acquired from AppliedTheory and the percentage of quarterly revenue attributable to these customers. In addition, due to its recent acquisitions, the Company has not yet been able to fully recognize the total network cost synergies from integrating its network to the NetAxs and AppliedTheory networks. The Company expects to further benefit from the synergies to be gained from combining and streamlining the acquired networks; however, the Company cannot yet predict the amount and timing of these synergies.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, General and Administrative expenses for the quarter ended June 30, 2002 increased approximately $593,000, or 20%, over the amount for the quarter ended June 30, 2001. The increase was equally attributable to a) additional personnel related expenses relating to the addition of the NetAxs and AppliedTheory personnel and increases in the Company's existing sales force and b) increases to the allowance for uncollectible accounts that the Company attributes to negative changes in the economy.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $528,000, or 27%, from approximately $1,958,000 for the quarter ended June 30, 2001 to $2,486,000 for the quarter ended June 30, 2002. The change is a result of an increase in deprecation expense related to the additional assets acquired from NetReach, SuperNet, NetAxs and AppliedTheory offset by a decrease in amortization expense of goodwill. The decrease in goodwill amortization expense is in accordance with SFAS No. 142, which states that goodwill is no longer amortized as of January 1, 2002. Goodwill amortization was $257,048 for the three months ended June 30, 2001.


         OTHER INCOME/EXPENSE. Interest income decreased from $172,000 for the quarter ended June 30, 2001 to $81,000 for the quarter ended June 30, 2002. This decrease in interest income resulted from the lower amount of interest being earned on marketable securities as a result of drawing down the invested proceeds from our initial public offering in February 2000 to fund operating losses and as a result of a decline in return on investments. Interest expense decreased from approximately $242,000 for the quarter ended June 30, 2001 to $161,000 for the quarter ended June 30, 2002. The decrease in interest expense is primarily the result of the settlement of capital leases obligations with two vendors in August and December of 2001 and the reduction in investment in equipment financed using capital lease facilities.

THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2001

         REVENUES. Revenues increased approximately $4,587,000, or 60%, to approximately $12,291,000 for the six months ended June 30, 2002 from $7,704,000 for the six months ended June 30, 2001. The acquisitions of NetAxs, AppliedTheory customers and NetReach accounted for the increase.

         COST OF REVENUES. Cost of revenues increased by approximately $202,000, or 3%, from approximately $6,080,000 for the six months ended June 30, 2001 to $6,282,000 for the six months ended June 30, 2002. Gross margin improved from 21% for the six months ended June 30, 2001 to 49% for the six months ended June 30, 2002. The increase in cost of revenues is due to the acquisition of the NetAxs, NetReach, and AppliedTheory networks. The Company expects that cost of revenues as a percentage of revenues will increase as a result of the addition of the high bandwidth customers acquired in connection with the AppliedTheory transaction. Cost of service is traditionally higher on high bandwidth customers than low bandwidth customers. However, the Company expects to realize network cost synergies as it continues to integrate the acquired networks and satisfies the network commitments of the acquired operations.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by approximately $110,000, or 2%, from approximately $5,749,000 for the six months ended June 30, 2001 to approximately $5,859,000 for the six months ended June 30, 2002. The increase is primarily due to increased salary costs due to the expansion of the Company and increases to the allowance for uncollectible accounts receivable that the Company attributes to the negative changes in the economy. Selling, general and administrative expenses as a percentage of revenue declined from the amount for the six months ended June 30, 2001 of 75% to 48% for the six months ended June 30, 2002 primarily due to the increased efficiencies gained from the acquisition of NetReach, NetAxs and AppliedTheory customers, reduced headcount and advertising and marketing expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $665,000, or 18%, from approximately $3,720,000 for the six months ended June 30, 2001 to $4,384,000 for the six months ended June 30, 2002. This increase is comprised of additional depreciation related to networking equipment acquired in connection with the NetReach, NetAxs, and AppliedTheory acquisitions and an increase in amortization expense from Intangibles recorded for the 2001 and 2002 acquisitions, offset by a decrease in goodwill amortization as a result of SFAS No. 142. Goodwill amortization was $480,544 for the six months ended June 30, 2001.

         OTHER INCOME/EXPENSE. Interest income decreased by approximately $356,000 from approximately $479,000 for the six months ended June 30, 2001 to approximately $123,000 for the six months ended June 30, 2002. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by approximately $275,000 from approximately $500,000 for the six months ended June 30, 2001 to approximately $224,000 for the six months ended June 30, 2002. The decrease in interest expense is primarily the result of the settlement of capital lease obligations during 2001.

CASH FLOWS ANALYSIS

The following table set forth cash flows data for the periods indicated:

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    2002                2001
                                                                -------------      -------------
Other Financial Data:
     Cash flows used in operating activities .............      $ (2,770,000)      $ (8,993,000)
     Cash flows provided by (used in) investing activities        (5,244,000)        10,185,000
     Cash flows provided by (used in) financing activities           679,000         (1,299,000)
                                                                -------------      -------------
     Net decrease in cash and cash equivalents ...........      $ (7,335,000)      $   (107,000)
                                                                =============      =============

         Cash used by operating activities decreased by approximately $6,223,000 from cash used of approximately $8,993,000 for the six months ended June 30, 2001 to cash used of approximately $2,770,000 for the six months ended June 30, 2002. This decrease in cash used in operations is primarily the result of improved gross margin resulting in a lower operating loss.

         Cash flows from investing activities decreased by approximately $15,429,000 from cash provided of approximately $10,185,000 for the six months ended June 30, 2001 to cash used of approximately $5,244,000 for the six months ended June 30, 2002. This decrease resulted from the sale of marketable securities required to fund our operating losses in 2001 and from cash paid to fund acquisitions during 2002.

         Cash flows from financing activities increased by approximately $1,978,000 from cash used of approximately $1,299,000 for the six months ended June 30, 2001 to cash provided by of approximately $679,000 for the six months ended June 30, 2002. The increase in cash provided by financing activities is primarily the result of the increase of $3,100,000 in our bank note partially offset by a $1,600,000 payment made to settle a capital lease obligation in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities balances declined approximately $6,053,000 from the amount at December 31, 2001 to approximately $4,219,000 at June 30, 2002. This reduction was primarily due to the use of $1,178,000 (net) to acquire the AppliedTheory customer base, NetAxs and SuperNet as well as the satisfaction of liabilities related to the NetReach, SuperNet, and NetAxs acquisitions. Additionally, the Company had capital lease and debt repayments of approximately $2,396,000 during this period. The remainder of the decline in cash was due to amounts utilized to fund operating losses.

         On June 28, 2002, the Company amended its Bank Note from $2,300,000 to $4,800,000. This amount has been classified to restricted marketable securities since the Loan Agreement for this Bank Note requires the Company to retain the proceeds of the loan in a certificate of deposit with the Bank.

         In connection with the acquisition of the AppliedTheory customer base, the Company guaranteed to the Bankruptcy Court the collection of at least $2,500,000 from the accounts receivable attributable to the customers purchased by the Company. These receivables have been recorded at their estimated net realizable value of $2,300,000 as of June 30, 2002. The Company is required to satisfy the guarantee of $2,500,000 no later than December 31, 2002.

         The Company believes that its fixed assets are sufficient for the operation of its existing business for the next twelve months and does not anticipate the use of material working capital to expand fixed assets.

         During the fourth quarter of 2000, we recorded a charge for $5,159,503 in connection with our modified business plan, and during the fourth quarter of 2001, we recorded an additional charge for $1,335,790. Of these restructuring charges, $1,398,447 has not been paid as of June 30, 2002 and is, accordingly, classified as accrued restructuring. The Company anticipates that the entire amount accrued will be paid in 2002 and 2003. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

         Subsequent to the Company's acquisition of NetAxs, it was determined that NetAxs owed certain Federal and State payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. The Company has determined that it has a right of full offset of this liability against the promissory notes and other amounts issued to the former shareholders of NetAxs including amounts held in escrow. The Company and the former principal shareholders of NetAxs have not yet reached a final determination of the method or timing of the payment of these liabilities. Effective July 1, 2002, the Company temporarily suspended payment of the principal and interest due under the promissory notes. If the former shareholder of Netaxs are unable to satisfy this liability directly during the balance of 2002, the Company may utilize its working capital to satisfy all or a portion of the liability.

         Based on the timing of recognition of deferred revenue and the collection of the associated customer billings, the Company's short-term working capital may be negatively impacted by the acquisitions made during the quarter ended June 30, 2002. However, due to the anticipated future cash flow of the additional customers acquired, the Company believes that its long term operating results and related cash flows will be improved by the acquisitions. The Company is currently evaluating the timing and amount of capital that its operations will require. We may require financing sooner than anticipated if capital requirements vary materially from those currently planned, if revenues do not increase as anticipated, or if the Company is not successful in reducing its network and operating costs as planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of operations or anticipated growth plans, which could materially affect our results of operations and financial condition.

         The Company's working capital deficit increased from approximately $425,000 at December 31, 2001 to a deficit of approximately $12,709,000. The Company is exploring certain equity capital alternatives and has entered into discussions with various lenders to provide the Company with additional sources of working capital (including an asset based line of credit) to fund its ongoing operations and future acquisition plans. The Company cannot give assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if the Company should raise equity or debt capital. The Company believes that its working capital will be sufficient to fund the Company's operations for at least the next twelve months.

         The Company is continuing to seek and evaluate candidates for acquisition that meet its selection criteria despite its currently reduced working capital level. As a result, in the short term, the Company may choose to issue higher levels of stock as consideration in such contemplated transactions. This course of action may lead to additional shareholder dilution. The Company cannot at this time assess the likelihood of such transactions but expects to be actively seeking growth through acquisitions.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at June 30, 2002 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at June 30, 2002. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      None.

(b)      None.

(c) On April 4, 2002, we issued 4,040,187 unregistered shares of our Common stock to shareholders of NetAxs in connection with our acquisition of all the outstanding capital stock of NetAxs This sale was made under the exemption from registration provided under Section 4(2) of the Securities Act.

(d)      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its 2002 Annual Meeting of Shareholders on June 21,
         2002.

(b)      Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) At the Annual Meeting, the sole matter voted upon was the election of six director nominees. The result of the vote tabulated at the meeting for the following six director nominees is set forth as follows, opposite their respective names:


                                   Number of Votes For          Number of Votes Withheld
                                   -------------------          ------------------------

1.  Election of Directors:

     Stephen A. Hurly                  20,163,341                       565,479
     Sonny C. Hunt                     20,168,248                       560,572
     Douglas L. Michels                20,156,048                       572,772
     Avraham Freedman                  20,158,591                       570,229
     R. Barry Borden                   20,158,148                       570,672
     Alan S. Kessman                   20,168,748                       560,072

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

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS.

         We expect to continue our targeted acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition to the equity securities that we have issued to date in connection with our completed acquisitions, we may also be obligated to issue additional equity securities based on earn-out provisions set forth in the acquisition agreements. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We recorded all business acquisitions under the purchase method of accounting. Effective January 1, 2002, the Company no longer amortizes goodwill and certain intangibles pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY.

         Our loan agreement with First Union National Bank contains customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of the loan would entitle the bank to foreclose on certain of our assets, including the capital stock of our subsidiaries. The bank would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of FASTNET's capital stock.
       In addition, the terms and agreements relating to the sale of our Series A Convertible Preferred stock contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, create or issue any shares of capital stock with rights senior to the holders of the Series A Convertible Preferred stock, make distributions or declare dividends, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, effect stock splits, and issue additional equity securities. Such covenants may make it difficult for us to pursue our business strategies.
         Such restrictive covenants may make it difficult for us to pursue our business strategies without the consent of parties to these agreements, which we may not be able to obtain. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, we had net losses to common shareholders of approximately $5.1 million, $8.9 million, $31.1 million, and $5.6 million, respectively.

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

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our shareholders' equity. For the six months June 30, 2002, we had a net loss to Common shareholders of approximately $5.1 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

OUR PRIOR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT PUBLIC ACCOUNTANT COULD IMPACT OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

         Our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On July 31, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our new independent public accountants for fiscal year 2002. On June 15, 2002, a jury found Andersen guilty on the government's charges.

         SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen's consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

AS A RESULT OF OUR LATE FILING OF A CURRENT REPORT ON FORM 8-K, IT MAY BE MORE TIME CONSUMING AND COSTLY FOR US TO CONSUMMATE ADDITIONAL OFFERS AND SALES OF EQUITY AND DEBT SECURITIES IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS. AS A RESULT, OUR ABILITY TO RAISE CAPITAL THROUGH THE PUBLIC CAPITAL MARKETS MAY BE HINDERED.

         In the event that the Company determines it is necessary to raise additional capital to fund its activities, we may explore the possibility of accessing the public capital markets. Because of the Company's inability to timely file a Current Report on Form 8-K in connection with the NetAxs acquisition, under the SEC's rules relating to public offerings of securities, the Company is not currently eligible to issue securities under a Form S-3 and will not be eligible to use Form S-3 to register additional securities in connection with a public offering until it has made timely filings of periodic reports with the SEC for at least twelve calendar months after August 2003. Under the SEC's rules relating to the registration of securities to be sold in a public offering, a registration statement on Form S-3, as opposed to a Form S-1, permits issuers to provide more streamlined disclosure by incorporating by reference previously filed information with the SEC. As a result of the Company's inability to use Form S-3 in connection with the registration of securities, the process of registering debt or equity securities of the Company before August 2003 will be more costly and require significantly more time to consummate. In the event that our ability to access the public capital markets is limited in time, or becomes too costly for us to complete, we may be unable to raise additional capital in this manner.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2.1 Agreement and Plan of Reorganization dates as of April 4, 2002 between the Company, FASTNET Merger Corp., NetAxs, Inc. and certain shareholders of NetAxs Inc. (incorporated by reference herein to the Company's Current Report on form 8-K filed on April 19, 2002).

                  2.2 Amended and Restated Asset Purchase Agreement, dated as of April 17, 2002, by and among the Purchaser, AppliedTheory and its Subsidiaries (incorporated by reference herein to the Company's Current Report on Form 8-K filed on June 17, 2002).

                  10.1 Amendment to Loan Agreement and related Security Agreement and Promissory Note between the Company and First Union National Bank, dated June 28, 2002

                  10.2 Consulting Agreement dated May 8, 2002 by and between Strattech Partners, LLC and FastNet Corporation, Inc.

                  99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On April 19, 2002, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of NetAxs, Inc.

                  On May 31, 2002, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of certain assets of AppliedTheory.

                  On July 31, 2002, the Company filed a Current Report on Form 8-K relating to the Company's change in its independent public accountant.

                  On August 14, 2002, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of certain assets of AppliedTheory.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FASTNET Corporation:

Date:  August 19, 2002                     /s/ Stephen A. Hurly
                                          --------------------------------------
                                           Stephen A. Hurly
                                           Chief Executive Officer

Date:  August 19, 2002                     /s/ Ward Schultz
                                          --------------------------------------
                                           Ward Schultz
                                           Chief Financial Officer (Principal
                                           Financial & Accounting Officer)

EXHIBIT INDEX
-------------

         2.1 Agreement and Plan of Reorganization dates as of April 4, 2002 between the Company, FASTNET Merger Corp., NetAxs, Inc. and certain shareholders of NetAxs, Inc. (incorporated by reference herein to the Company's Current Report on Form 8-K filed on April 19, 2002).

         2.2 Amended and Restated Asset Purchase Agreement, dated as of April 17, 2002, by and among the Purchaser, AppliedTheory and its Subsidiaries (incorporated by reference herein to the Company's Current Report on Form 8-K filed on June 17, 2002).

         10.1 Amendment to Loan Agreement and related Security Agreement and Promissory Note between the Company and First Union National Bank, dated June 28, 2002

         10.2 Consulting Agreement dated May 8, 2002 by and between Strattech Partners, LLC and FastNet Corporation, Inc.

         99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.