Form 10-Q
period 2002-09-30
FASTNET CORP
filed 2002-11-19
CIK 1092536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No |X|

         The number of shares of the registrant's Common stock outstanding as of November 13, 2002 was 25,571,323.

                                     FASTNET CORPORATION

                                          FORM 10-Q

                                      SEPTEMBER 30, 2002

                                            INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - September 30, 2002 and December 31, 2001.............3

         Consolidated Statements of Operations - Three and Nine Months Ended
         September 30, 2002 and 2001  ......................................................4

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 2002 and 2001  ......................................................5

         Notes to Unaudited Consolidated Financial Statements ..............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................................18

Item 3.  Qualitative and Quantitative Disclosures About Market Risk .......................25

Item 4.  Controls and Procedures...........................................................25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................25

Item 2.  Changes in Securities and Use of Proceeds ........................................25

Item 3.  Defaults Upon Senior Securities ..................................................25

Item 4.  Submission of Matters to a Vote of Security Holders ..............................25

Item 5.  Other Information ................................................................26

Item 6.  Exhibits and Reports on Form 8-K .................................................35

                                              2

                                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     FASTNET CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2002              2001
                                                                              -------------     -------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ..........................................     $  3,677,120      $ 10,271,755
     Marketable securities ..............................................        1,057,848                --
     Accounts receivable, net of allowance of $1,808,189 and
       $1,135,398 .......................................................        8,061,231         2,663,800
     Receivables due to bankruptcy estate of acquiree (Note 2) ..........        1,532,130                --
     Other current assets ...............................................          707,969           500,795
                                                                              -------------     -------------

                  Total current assets ..................................       15,036,298        13,436,350
                                                                              -------------     -------------

RESTRICTED MARKETABLE SECURITIES ........................................        4,800,000         2,300,100

PROPERTY AND EQUIPMENT, net .............................................       17,727,887        16,397,900

INTANGIBLES, net of accumulated amortization of $2,850,030 and $1,723,947        5,049,970         1,376,053

GOODWILL ................................................................       14,936,934         5,389,991

OTHER ASSETS ............................................................          520,355           295,451
                                                                              -------------     -------------

                                                                              $ 58,071,444      $ 39,195,845
                                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt ..................................     $    173,664      $  1,160,205
     Current portion of capital lease obligations (Note 8) ..............        3,686,392           366,741
     Capital lease buyout ...............................................               --         1,600,000
     Payable due to bankruptcy estate of acquiree (Note 2) ..............        2,500,000                --
     Accounts payable ...................................................        8,891,891         2,819,073
     Accrued expenses ...................................................        4,837,457         2,696,348
     Deferred revenues ..................................................        7,344,942         3,446,854
     Accrued restructuring ..............................................        1,215,375         1,772,117
                                                                              -------------     -------------

                  Total current liabilities .............................       28,649,721        13,861,338
                                                                              -------------     -------------

LONG-TERM DEBT ..........................................................        7,287,569         2,123,923

CAPITAL LEASE OBLIGATIONS ...............................................           85,814            32,520

OTHER LIABILITIES .......................................................          208,649           141,213

SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, 3,406,293 shares
       issued and outstanding) ..........................................        2,253,871         1,266,247
     Common stock (50,000,000 shares authorized, 25,571,323 and
       20,390,947 shares outstanding) ...................................       76,130,619        71,194,396
     Deferred compensation ..............................................          (50,885)         (357,937)
     Note receivable ....................................................         (483,441)         (463,750)
     Accumulated other comprehensive loss ...............................           (1,026)               --
     Accumulated deficit ................................................      (55,009,447)      (47,602,105)
     Less - Treasury stock, 5,787,610 shares, at cost ...................       (1,000,000)       (1,000,000)
                                                                              -------------     -------------

                  Total shareholders' equity ............................       21,839,691        23,036,851
                                                                              -------------     -------------

                                                                              $ 58,071,444      $ 39,195,845
                                                                              =============     =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                      3

                                           FASTNET CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                            2002               2001             2002              2001
                                                        -------------     -------------     -------------     -------------
REVENUES ..........................................     $ 10,493,454      $  3,629,943      $ 22,784,113      $ 11,333,543

OPERATING EXPENSES:
   Cost of revenues ...............................        6,502,442         2,063,758        12,784,672         8,144,164
   Selling, general and administrative (excluding
     depreciation) ................................        3,614,532         2,503,062         9,473,105         8,251,830
   Depreciation and amortization ..................        2,346,245         2,109,175         6,730,409         5,828,767
                                                        -------------     -------------     -------------     -------------
    Total operating expenses ......................       12,463,219         6,675,995        28,988,186        22,224,761
                                                        -------------     -------------     -------------     -------------

   Operating loss .................................       (1,969,765)       (3,046,052)       (6,204,073)      (10,891,218)
                                                        -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
   Gain on early extinguishment of debt ...........               --         1,630,328                --         1,630,328
   Interest income ................................           59,332            98,135           181,879           576,759
   Interest expense ...............................         (147,816)         (105,741)         (372,019)         (605,403)
   Other ..........................................          (14,824)           (3,217)          (25,505)           (7,043)
                                                        -------------     -------------     -------------     -------------
    Other expense, net ............................         (103,308)        1,619,505         (215,645)        1,594,641
                                                        -------------     -------------     -------------     -------------

NET LOSS ..........................................       (2,073,073)       (1,426,547)       (6,419,718)       (9,296,577)

Deemed Dividend - Beneficial Conversion Feature ...         (246,906)          (89,813)         (987,624)          (89,813)
                                                        -------------     -------------     -------------     -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ........     $ (2,319,979)     $ (1,516,360)     $ (7,407,342)     $ (9,386,390)
                                                        =============     =============     =============     =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .......     $      (0.09)     $      (0.09)     $      (0.31)     $      (0.56)
                                                        =============     =============     =============     =============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS
PER COMMON SHARE ..................................       25,215,308        17,428,218        23,888,774        16,831,528
                                                        =============     =============     =============     =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                               4

                                FASTNET CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         2002              2001
                                                                    -------------     -------------
OPERATING ACTIVITIES:
     Net loss .................................................     $ (6,419,718)     $ (9,296,577)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Gain on Extinguishment of debt ....................               --        (1,630,328)
            Depreciation and amortization .....................        6,730,409         5,828,767
            Amortization of debt discount .....................            8,363                --
            Amortization of deferred compensation .............           18,891           114,536
            Stock-based compensation expense ..................           39,315            37,932
            Provision for doubtful accounts ...................          497,183            33,644
            Interest income from note .........................          (19,691)               --
            Changes in operating assets and liabilities,
                net of acquisition changes:
                  (Increase)decrease in assets:
                   Accounts receivable ........................       (4,832,889)           74,011
                   Other assets ...............................         (211,723)          (89,219)
                Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses ......        1,943,480        (2,776,188)
                   Deferred revenues ..........................          815,699           123,551
                   Accrued restructuring ......................         (556,742)       (2,910,058)
                   Other liabilities ..........................           10,730            35,538
                                                                    -------------     -------------
                       Net cash used in operating activities ..       (1,976,693)      (10,454,391)
                                                                    -------------     -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ......................         (465,954)         (666,388)
     Cash acquired (paid for) acquisitions, net ...............       (1,177,982)          208,821
     (Purchases) sales of marketable securities, net ..........       (3,558,774)       13,560,458
                                                                    -------------     -------------
            Net cash provided by (used in) investing activities       (5,202,710)       13,102,891
                                                                    -------------     -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt .............................        3,075,000                --
     Payment of capital lease settlement ......................       (1,600,000)       (2,000,000)
     Repayments of long-term debt .............................         (657,880)         (262,019)
     Proceeds from issuance of series A preferred stock, net ..               --         2,205,114
     Repayments of capital lease obligations ..................         (232,352)       (1,155,681)
                                                                    -------------     -------------
            Net cash provided by (used in) financing activities          584,768        (1,212,586)
                                                                    -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........       (6,594,635)        1,435,914
CASH AND CASH EQUIVALENTS, beginning of period ................       10,271,755         5,051,901
                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS, end of period ......................     $  3,677,120      $  6,487,815
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

         LIQUIDITY AND GOING CONCERN

         The Company's business plan has required substantial capital to fund operations, capital expenditures, and acquisitions. The Company modified its business strategy in October 2000. Simultaneous with the modification of its strategic plan, the Company recorded a charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions reduced the Company's cash consumption. In December 2001, the Company recorded an additional charge related to excess data center facilities and office space that are non-cancelable commitments of the Company. The Company periodically re-evaluates the adequacy of this reserve and may adjust the reserve as required (see Note 7).

         The Company has incurred losses since inception and expects to continue to incur losses in 2002. As of September 30, 2002, the Company's accumulated deficit was $55,009,447. As of September 30, 2002, cash and cash equivalents and marketable securities were $4,734,968. The Company's working capital deficit is $13,613,423 as of September 30, 2002. In October 2002, the Company liquidated restricted certificates of deposit of $4,800,000 in order to repay a bank note (see Note 8). The Company believes that its existing cash and cash equivalents, marketable securities, cash flows from operations, anticipated debt and lease financing will be sufficient to meet its working capital and capital expenditure requirements to the end of 2003 assuming satisfactory negotiation of capital lease obligations which are included in current liabilities (see Note 8) and repayment of the receivables collected on behalf of the Company due to the estate of AppliedTheory. In order to finance the Company's strategic acquisition plan and other operating strategies, the Company is actively seeking additional debt and equity financing (see Note 2). If additional funds are raised through the issuance of equity securities, existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to make operational changes to decrease cash consumption. These changes may include closing certain markets and making further reductions in head count, among other things. Any of these events could harm the Company's business, financial condition, cash flows or results of operations.

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

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

         COMPREHENSIVE LOSS

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately in the shareholders' equity section of the consolidated balance sheets. For the three and nine months ended September 30, 2002 and 2001, comprehensive loss was as follows:

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                               2002             2001              2002             2001
                                                         --------------    -------------     -------------    -------------
Net loss before deemed dividend......................    $  (2,073,073)    $ (1,426,547)     $ (6,419,718)    $ (9,296,577)
Unrealized gain (loss) on marketable securities......               --           13,633            (1,026)          (2,618)
                                                         --------------    -------------     -------------    -------------
Comprehensive loss...................................    $  (2,073,073)    $ (1,412,914)     $ (6,420,744)    $ (9,299,195)
                                                         ==============    =============     =============    =============

         REVENUE RECOGNITION

         Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and telecommunication equipment sales and are recognized as revenue over the term of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally billed in advance of providing service. These advance billings are recorded as deferred revenues and recognized to revenue ratably over the service period as they are earned.

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

         Revenues also include professional services and web design and development related projects. Revenues from professional services and web design and development related projects are generally recognized as the services are provided. The Company generally recognizes project revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenues recognized to date are classified as deferred revenues, whereas revenues recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

         MAJOR CUSTOMERS

         The Company derived approximately 17% and 10% of total revenues for the three and nine months ended September 30, 2002, respectively, from one customer. As of September 30, 2002, the Company had outstanding accounts receivable from this customer of $628,434. The Company derived approximately 7% and 7% of total revenues for the three and nine months ended September 30, 2002, respectively, from a different customer. As of September 30, 2002, the Company had outstanding accounts receivable from this customer of $409,725. This customer is also a shareholder of the Company (see Note 13).

         In the three and nine months ended September 30, 2001, the Company derived approximately 5% and 11% of total revenues, respectively, from another customer. The Company discontinued providing services to this customer in September 2001.

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

         Amortization of goodwill was $277,056 and $752,598 for the three and nine months ended September 30, 2001, respectively. Amortization of other intangibles was $394,089, $196,668, $1,126,083 and $585,004 for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively.

         The following table presents the impact of SFAS No. 142 relating to the goodwill amortization on operating loss and net loss as if SFAS No. 142 was in effect for the three and nine months ended September 30, 2001.

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2001                  SEPTEMBER 30, 2001
                                                         -------------------------------     ------------------------------
                                                           AS REPORTED      AS ADJUSTED       AS REPORTED      AS ADJUSTED
                                                         --------------    -------------     -------------    -------------
Loss from operations.................................    $  (3,046,052)    $ (2,768,996)     $(10,891,218)    $(10,138,620)
Net loss.............................................       (1,426,547)      (1,149,491)       (9,296,577)      (8,543,979)
                                                         --------------    -------------     -------------    -------------
Basic and diluted net loss per common share..........    $       (0.09)    $      (0.07)     $      (0.56)    $      (0.51)
                                                         ==============    =============     =============    =============

         ROLLFORWARD OF GOODWILL

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (see Note 2):

                  Balance, December 31, 2001                      $  5,389,991
                  Add: Acquisition of  SuperNet                      1,290,945
                  Add: Acquisition of NetAxs                         7,640,600
                  Add: Assets acquired from AppliedTheory            1,227,000
                  Less: Adjustment to Cybertech goodwill              (126,355)
                  Add: Adjustment to NetReach goodwill                  40,550
                  Add: Adjustment to SuperNet                          216,912
                  Less: Adjustment of NetAxs                          (879,098)
                  Add: Adjustment to AppliedTheory                     136,389
                                                                  -------------
                  Balance, September 30, 2002                     $ 14,936,934
                                                                  =============

         Adjustments above were made to reflect changes to estimated fair values of the assets and liabilities acquired. AppliedTheory and SuperNet adjustments primarily consist of adjustments to properly reflect acquired deferred revenue and fixed assets. NetAxs adjustment is primarily attributable to the reduction of the balance of notes payable to former owners to offset unpaid payroll tax liability (see Note 9).

         IMPAIRMENT ANALYSIS

         The Company is in the process of completing the first step of the annual goodwill impairment test under SFAS 142. With the assistance of an independent valuation firm, the Company will be performing a fair market value analysis on our reporting unit in the fourth quarter of 2002. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing its identified intangible assets for impairment under SFAS 144. The Company is required to perform a fair market value analysis of its identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and SFAS 144 impairment tests may require the Company to record a non-cash charge in the fourth quarter of 2002 to write-down a significant portion of its goodwill and identified intangible assets.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. The Company is required and plans to adopt the provisions of SFAS No. 143 in 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have any impact on results of operations, financial position or cash flows.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections". The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company recorded an extraordinary gain on the extinguishment of debt in the third and fourth quarters of 2001 in the amounts of $1,630,328 and $4,006,049, respectively. As a result of SFAS No. 145 which the Company has adopted, these amounts have been reclassified from extraordinary to other income.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

         In September 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets". The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

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

         NETREACH, INC.

         On November 1, 2001, the Company acquired all the outstanding capital stock of NetReach, Inc., ("NetReach") an Internet service provider, web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of unregistered Common stock valued at $2,232,000, or $0.93 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $4,808,784. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $4,308,784 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, the goodwill is not being amortized. The former NetReach shareholders are entitled to receive up to an additional 690,900 shares of unregistered Common stock of the Company contingent upon the achievement of certain revenues and margin targets, as defined, for each of the five consecutive calendar quarters beginning October 1, 2001. The targets related to the contingent consideration were not met in the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002.

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

         NETAXS, INC.

         On April 4, 2002, the Company acquired all the outstanding capital stock of NetAxs, Inc. ("NetAxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of NetAxs having an aggregate principal amount of $2,514,898, and 4,040,187 shares of unregistered Common stock valued at $4,080,589, or $1.01 per share, the fair value of the Company's Common stock at the date of acquisition. The principal due under the notes will accrue interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005. The excess of purchase price over the fair value of net assets acquired is estimated to be $8,140,600. Based on a preliminary independent valuation, $400,000 was allocated to customer relationships, $100,000 to trade names and the remaining $7,640,600 was allocated to goodwill. The customer relationships and trade names are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized. Management expects that there could be additional adjustments relating to the fair value of the acquired fixed assets and unresolved telecommunication contracts as of the opening balance sheet, which will adjust goodwill within the next twelve months.

         APPLIEDTHEORY CORPORATION

         On May 31, 2002, the Company, through a wholly-owned subsidiary acquired selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. The terms of the Asset Purchase Agreement were approved by the United States Bankruptcy Court for the Southern District of New York, by an order dated May 25, 2002, as a result of the voluntary petition for bankruptcy filed by AppliedTheory under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, the Company paid $4,000,000 in cash for certain customers and fixed assets and assumed capital lease obligations and other liabilities. The Company agreed to use its good faith efforts to collect the accounts receivable of the acquired customer base in existence on the Closing Date (the "Closing Receivables") on behalf of AppliedTheory, and to remit to the Bankruptcy Court on or prior to December 31, 2002, no less than an aggregate of $2,500,000 of the Closing Receivables. The Company has guaranteed this payment to the Bankruptcy Court. If the Company has not collected and remitted an aggregate of $2,500,000 of the Closing Receivables to the Bankruptcy Court on or prior to December 31, 2002, then the Company must pay an amount equal to the difference to the Bankruptcy Court. Accordingly, the Company has recorded the $2,500,000 as a liability on the accompanying consolidated balance sheets.

         Based upon collection information provided to the Company to date, ClearBlue Technologies, Inc., an unrelated acquirer (ClearBlue Technologies, Inc.) of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the Closing Receivables and the Estate of AppliedTheory (the "Estate") has collected approximately $210,000. The Company has directly collected approximately $800,000 of the AppliedTheory Closing Receivables purchased. The Company has requested ClearBlue Technologies, Inc. to forward the amounts it has collected on FASTNET's behalf directly to the Estate. The Company has requested, but not yet received, confirmation of the amounts collected directly by the Estate. As a result, the receivables related to the ClearBlue Technologies, Inc. and Estate collections have not been offset against the amount due to the Estate as of September 30, 2002. The Company expects to collect these amounts. However, if ClearBlue Technologies, Inc. does not remit these payments to the Estate, the Company will be required to remit any shortfalls.

         The excess of the purchase price over the fair value of net assets acquired is estimated to be $5,027,000. Based on a preliminary independent valuation, approximately $3,800,000 was allocated to customer relationships, and approximately $1,227,000 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

The fixed assets acquired from AppliedTheory have been recorded at carryover net book value. Management expects that there could be additional adjustments relating to the fair value of the acquired fixed assets as a result of a valuation of these assets to be performed subsequent to September 30, 2002. Any adjustment in the fair value of the fixed assets will adjust goodwill.

         The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                                                                                 Applied
                                          Cybertech         NetReach          SuperNet         NetAxs            Theory
                                        -------------    --------------    -------------     -------------    -------------
                                        (March 2001)    (October 2001)     (January 2002)    (April 2002)       (May 2002)
Noncash assets (liabilities) acquired:
     Accounts receivable                $     76,827     $     432,633     $     50,978      $    524,574     $  2,300,000
     Other assets                            101,638            28,624            4,380           225,971               --
     Property and equipment                1,953,682           232,630           64,124         2,537,037        4,112,752
     Intangibles                           1,298,690         4,808,784        1,790,945         8,140,600        5,027,062
     Accounts payable                     (1,013,626)       (1,375,713)        (207,569)       (1,762,499)        (250,000)
     Accrued expenses                       (306,135)         (748,094)        (181,586)       (2,448,237)        (619,384)
     Deferred revenues                      (181,083)         (252,082)         (77,003)         (679,069)      (2,379,939)
     Debt and capital lease obligations     (250,000)         (877,701)              --        (2,175,320)      (1,690,491)
     Other liabilities                       (13,814)               --               --          (969,857)      (2,500,000)
                                        -------------    --------------    -------------     -------------    -------------
     Acquired net assets                   1,666,179         2,249,081        1,444,269         3,393,200        4,000,000
Less--Common stock issued                 (1,875,000)       (2,232,000)      (1,064,000)       (4,080,589)              --
Less--Notes issued                                --                --               --        (2,514,898)              --
                                        -------------    --------------    -------------     -------------    -------------
Cash paid (acquired), net               $   (208,821)    $      17,081     $    380,269      $ (3,202,287)    $  4,000,000
                                        =============    ==============    =============     =============    =============

         The pro forma information for the 2001 and 2002 acquisitions has not been presented as the Company is in the process of analyzing the historical financial results of NetAxs. Once the NetAxs historical information is fully analyzed, the pro forma data will be presented incorporating the results of NetAxs and NetReach. The pro forma information for Cybertech and SuperNet is and will not be presented since the information is not material. Pro forma information for AppliedTheory is not presented, as historical financial information for the assets acquired from AppliedTheory is not available.


(3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid debt investments purchased with an original maturity of ninety days or less to be cash equivalents. The restricted marketable securities on the accompanying consolidated balance sheets represents a certificate of deposit that was required to be maintained with the bank that held the Company's bank note (see Note 9). In October 2002, the Company liquidated the certificate of deposit in order to pay off the principal balance due for this bank note.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of September 30, 2002, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

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

(4) PROPERTY AND EQUIPMENT

         As of September 30, 2002 and December 31, 2001, property and equipment consists of the following:

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  2002              2001
                                              -------------     -------------

            Equipment ...................     $ 25,159,106      $ 19,837,983
            Computer equipment ..........        2,783,912         2,182,562
            Computer software ...........        1,994,235         1,761,833
            Furniture and fixtures ......          775,822           670,620
            Leasehold improvements ......        3,879,768         3,205,532
                                              -------------     -------------
                                                34,592,843        27,658,530
            Less-Accumulated depreciation
              and amortization ..........      (16,864,956)      (11,260,630)
                                              -------------     -------------
                                              $ 17,727,887      $ 16,397,900
                                              =============     =============

         Depreciation expense for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 was $1,952,156, $1,635,451, $5,604,326 and $4,491,165, respectively. The net carrying value of property and equipment under capital leases was $3,131,218 and $1,035,501 at September 30, 2002 and December 31, 2001, respectively.

(5) INTANGIBLE ASSETS

         Intangible assets, other than goodwill, consist of the following:

                                                              SEPTEMBER 30, 2002
                                              -----------------------------------------------------
                                                  GROSS                                                   DECEMBER 31,
                                    USEFUL       CARRYING         ACCUMULATED                                2001
                                     LIFE         AMOUNT          AMORTIZATION             NET                NET
                                   ---------  --------------    ----------------    ---------------     ---------------
Customer relationships.........    3-5 years  $   7,200,000     $    (2,648,017)    $    4,551,983      $     872,212
Developed technology...........    5 years          600,000            (185,344)           414,656            503,841
Trade names....................    3 years          100,000             (16,669)            83,331                 --
                                              --------------    ----------------    ---------------     ---------------
Total..........................               $   7,900,000     $    (2,850,030)    $    5,049,970      $    1,376,053
                                              ==============    ================    ===============     ===============

         Amortization expense is estimated as follows: $438,000 for the three months ended December 31, 2002; $1,753,000 for the year ended December 31, 2003; $1,753,000 for the year ended December 31, 2004; $889,000 for the year ended December 31, 2005; $208,000 for the year ended December 31, 2006 and $9,000 for the year ended December 31, 2007.

(6) ACCRUED EXPENSES

                                     SEPTEMBER 30,    DECEMBER 31,
                                         2002             2001
                                     -------------    ------------

Vendor settlement ..............     $       --       $  200,000
Professional fees ..............        228,292           96,000
Accrued compensation and related
    payroll taxes ..............      1,394,813          475,810
Customer deposits ..............        581,388               --
Other ..........................      2,632,964        1,924,538
                                     -----------      -----------
                                     $4,837,457       $2,696,348
                                     ===========      ===========

         Approximately $1,000,000 of the accrued compensation and related payroll taxes as of September 30, 2002 relates to payroll taxes that were unpaid upon the acquisition of NetAxs. Effective September 30, 2002, the Company reached a settlement agreement with the note holders to reduce the balance of the notes issued to certain former shareholders of NetAxs by the amount of the initial liability recorded. (see Note 9)

(7) RESTRUCTURING CHARGES

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

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 Restructuring Plan. In the fourth quarter of 2001, the Company recorded an additional charge of $1,335,790 related to its excess and idle data centers and administrative offices (the "2001 Restructuring Charge"). The amount of the charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. The Company is continuing its efforts to dispose of or sublet these facilities. As of September 30, 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4.1 million through 2010. However, the Company continually re-evalutes the adequacy of this reserve and may adjust the reserve as required. Actual results could differ materially from these estimates. As of September 30, 2002, Management believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

The activity in the restructuring charge accrual during the nine months ended September 30, 2002 is summarized in the table below:

                                                                          CASH PAYMENTS
                                                            ACCRUED         DURING THE         ACCRUED
                                                         RESTRUCTURING      NINE MONTHS     RESTRUCTURING
                                                             AS OF            ENDED             AS OF
                                                          DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,
                                                              2001              2002              2002
                                                         --------------    -------------     -------------
Telecommunications exit and termination fees.........    $     233,980     $         --      $    233,980
Leasehold termination costs..........................          115,543          115,543                --
Sales and marketing contract terminations............           52,321               --            52,321
Facility exit costs..................................        1,370,273          441,199           929,074
                                                         --------------    -------------     -------------
                                                         $   1,772,117     $    556,742      $  1,215,375
                                                         ==============    =============     =============

(8) CAPITAL LEASE OBLIGATIONS

         The Company is currently engaged in discussions with certain vendors for the renegotiation of capital leases of approximately $3,529,000. Accordingly, all outstanding amounts related to these leases have been classified as current. The Company is actively pursuing measures to resolve this liability. The Company is not currently making any payments on these obligations and as a result may be considered to be in default of the capital lease obligations.

(9) DEBT

         As of September 30, 2002 and December 31, 2001, debt consisted of the following:

                                        SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                        ------------------     -----------------
Bank Note............................     $   4,800,000         $   2,300,000
NetReach Notes.......................           737,854               732,273
NetAxs Notes.........................         1,394,813                   --
Other................................           528,566              251,855
                                          --------------        -------------
                                              7,461,233            3,284,128
         Less--Current portion.......          (173,664)          (1,160,205)
                                          --------------        -------------
                                          $   7,287,569         $  2,123,923
                                          ==============        =============

BANK NOTE

         In December 2001, the Company entered into a loan agreement with a bank and issued a $2,300,000 promissory note to the bank (the "Bank Note"). From December 2001 through June 28, 2002, the Bank Note bore interest at the annual rate of LIBOR plus 1.5%. The Bank Note was payable in consecutive monthly payments of $95,833 principal and interest with all principal and interest due in December 2003. On June 28, 2002, the Company amended its loan agreement with the Bank. In accordance with the amendment, the then current principal balance of $1,725,000 increased to $4,800,000. The Bank Note's interest rate was adjusted to the annual rate of LIBOR plus 1.4%. In October 2002, the Company repaid the balance of the Bank Note of $4,800,000 by utilizing proceeds from the restricted marketable securities with the same bank (see Note 3). Interest expense related to the Bank Note for the three and nine months ended September 30, 2002 was $40,316 and $75,194 respectively.

NOTES PAYABLE

NetReach Notes
--------------

         In conjunction with the NetReach acquisition, the Company issued various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $525,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal and interest due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. Convertible notes in the amount of $95,000 bear interest at 8.0% and $431,000 of the convertible notes bear interest at prime plus 4.0%. The convertible notes mature at various dates in 2003 and 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57 per share. The warrants expire at various dates from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option pricing model and recorded a debt discount of $29,581 related to the warrants. The discount is being expensed over the terms of the convertible notes.

         The remaining balance of $235,000 of the NetReach Notes are term notes. The term notes bear interest at 8.0% and mature in 2004. Interest expense related to the NetReach Notes for the three and nine months ended September 30, 2002 was $16,005 and $48,015, respectively. Future maturities on the NetReach Notes as of September 30, 2002 are $235,000 through September 30, 2003, $430,000 through September 30, 2004 and $115,000 through September 30, 2005.

NetAxs Notes
------------

         In conjunction with the NetAxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of NetAxs having an aggregate principal amount of $2,514,898 ("NetAxs Notes"). The principal due under these notes accrue interest at a rate of 7.09% per annum and are payable in monthly principal installments through October 2005. Subsequent to the Company's acquisition of NetAxs, it was determined that NetAxs owed certain federal and state payroll related liabilities of approximately $767,000, exclusive of Penalty and interest charges. The Company determined that it has a right of offset of this liability against the promissory notes and the escrowed indemnity property of the former shareholders of NetAxs. The Company and the former principal shareholders of NetAxs have reached agreement to offset payments of these liabilities against the notes. Effective October 2002, the Company began making payments under a repayment plan proposed by the Company to the taxing authorities. In October 2002 the Company remitted an initial payment of $309,000 to taxing authorities and will remit $45,000 per month beginning November 2002 through August 2003, exclusive of penalties and interest. Accordingly, the notes balances are net of approximately $1,060,000 due to the tax authorities.

Interest expense related to the NetAxs notes was $43,513 and $74,036 in the three and nine months ended September 30, 2002. Future maturities on the notes as of September 30, 2002 are $765,000 through September 30, 2004, $551,000 through September 30, 2005 and $80,000 through September 30, 2006.

         In conjunction with the NetAxs acquisition, the Company acquired certain notes payable due to a shareholder of the Company and a company owned by a shareholder of the Company. The notes bear interest at 10% per annum. The balance of these notes is $261,322 as of September 30, 2002. Interest expense related to the notes was $6,598 and $20,080 for the three and nine months ended September 30, 2002, respectively. Future maturities on the notes as of September 30, 2002 are $16,618 through September 30, 2003, $18,358 through September 30, 2004, $15,376 through September 30, 2005, $14,409 through September 30, 2006,
$15,918 through September 30, 2007 and $180,646 thereafter.

Other Convertible Note
----------------------

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note and is being amortized over the term of the note. As of September 30, 2002, the recorded balance of the note was $221,774.

(10) SHAREHOLDERS' EQUITY

         As a result of the termination or departure of employees from the Company, $288,161 of the unamortized balance of deferred compensation was reversed during the nine months ended September 30, 2002.

         In the three and nine months ended September 30, 2002, the Company recorded compensation expense of $0 and $27,730 respectively, for the modification of the terms of certain stock options.

         During the nine months ended September 30, 2002 the Company issued 40,347 shares of Common stock valued at $40,750 for the purchase of fixed assets.

(11) PREFERRED STOCK

         As of September 30, 2002 and December 31, 2001, the Company had authorized 10,000,000 shares of no par value Preferred stock. In August 1999, the Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("1999 Series A Preferred"). The 1999 Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The holders of the 1999 Series A Preferred had a liquidation preference of $7.13 per share. In August 1999, the Company sold 666,198 shares of 1999 Series A Preferred to certain investors at $7.13 per share. The net proceeds from the sale of the 1999 Series A Preferred were $4,445,108. The 1999 Series A Preferred converted into Common stock immediately prior to the consummation of the Company's initial public offering.

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

         Each share of 2001 Series A Preferred is convertible, currently on a one-for-one basis, into the Company's Common stock upon or a mandatory conversion event, as defined under the terms of the 2001 Series A Preferred. The holders of the 2001 Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to Common stock shares. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar events) plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior the event.

         The Company allocated the proceeds from the First Closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The Company recorded the BCF related to the First Closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF is being recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, which is September 4, 2002. The Company allocated the proceeds from the Second Closing in the same manner as discussed above. The fair value of the warrants issued in the Second Closing was determined based on the Black-Scholes option pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the Second Closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF is being recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest date of conversion, which is September 4, 2002. The Company recorded a deemed dividend - BCF of $246,906, $89,813, $987,625 and $89,813 in the three months ended September 30, 2002 and 2001and nine months ended September 30, 2002 and 2001, respectively.

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

(12) NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Outstanding Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's net loss. The number of shares excluded from this calculation was approximately 2,300,000 for the three months and 2,040,000 for the nine months ended September 30, 2002.

(13) RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with a financial advisor, who is an affiliate of a significant shareholder of the Company ("Financial Advisor"). This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment was related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. Approximately $310,000 remains unpaid as of September 30, 2002 and is included in accrued expenses on the accompanying consolidated balance sheets as of September 30, 2002.

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered (see Note 9).

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid this firm approximately $399,000, $508,000, $0, and $212,000 in the three and nine months ended September 30, 2002, respectively.

         A property owner of one of the Company's facilities is also a holder of a note acquired in connection with the NetReach acquisition. The Company paid the landlord $21,000 and $48,000 in the three and nine months ended September 30, 2002, respectively.

         In the year ended December 31, 2001, the Company advanced $202,000 to several executives of the Company. The executives repaid $58,000 of the promissory notes in the year ended December 31, 2001. All of the executives signed promissory notes bearing interest at 3.75 percent per annum. An additional $50,000 was advanced to an executive in the three months ended March 31, 2002. Payments have not been made on the notes in the nine months ended September 30, 2002. The Company amended the terms of the notes in June 2002. The promissory notes, which were to be repaid in full or through 18 monthly payments to begin in April 2002, have been amended to be payable on demand.

         A significant customer of the Company is a shareholder. A member of the Company's Board of Directors is also an officer of this customer.

         On May 8, 2002 the Company entered into a management consulting agreement with a management consulting firm controlled by a compensated member of the FASTNET Board of Directors with a minimum fee due under the contract of $2,500 per month. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The Company granted non-qualified stock options to acquire a total of 12,000 shares of FASTNET Common Stock to the firm at the closing price on May 8, 2002 of $1.20 per share. The Company paid this firm $60,491 and $70,491 for the three and nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS, AND SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: ESTIMATES OF ADEQUATE PROVISION FOR CHARGES IN CONNECTION WITH OUR REVISED BUSINESS PLAN; FUTURE EXPANSION OF OUR CUSTOMER BASE, INCLUDING THE MIGRATION OF CUSTOMERS FROM OUR COMPETITORS; DECREASES IN SMALL OFFICE AND HOME OFFICE (SOHO) REVENUES AS A PERCENTAGE OF TOTAL REVENUES; EXPECTATIONS OF FURTHER BENEFITS FROM SYNERGIES GAINED BY INTERCONNECTION OF NETWORKS OF ACQUIRED COMPANIES, INCLUDING CERTAIN ASSETS OF APPLIEDTHEORY AND NETAXS; PLANS TO INCREASE COLLECTION ACTIVITY AND REDUCE THE NUMBER OF SERVICES FOR WHICH ON-ACCOUNT BILLING IS PROVIDED; EXPECTATIONS THAT COST OF REVENUES AS A PERCENTAGE OF REVENUES WILL REMAIN STABLE IN FUTURE QUARTERS AND SUFFICIENCY OF CURRENT PROPERTY AND EQUIPMENT TO SUPPORT OPERATIONS FOR THE FORESEEABLE FUTURE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 OF PART II OF THIS FORM 10-Q.

         THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE IMPACT OF SFAS 142 AND SFAS 144 IMPAIRMENT TESTS AND THE AMOUNTS OF RESULTANT WRITEDOWNS FOR OUR GOODWILL, POSSIBLE WRITEDOWN OF FIXED ASSETS RESULTING FROM A VALUATION OF THE COMPANY'S FIXED ASSETS AND IDENTIFIED INTANGIBLE ASSETS, OUR ABILITY TO: SUCCESSFULLY RENEGOTIATE CERTAIN OBLIGATIONS AND CAPITAL LEASES THAT WE HAVE CLASSIFIED AS CURRENT LIABILITIES; IMPROVE TURNOVER OR OUR ACCOUNTS RECEIVABLE AND OBTAIN MORE FAVORABLE PRICING FROM OUR VENDORS; OBTAIN DEBT AND/OR EQUITY FINANCING, AS NEEDED; SUCCESSFULLY ADJUST OUR OPERATIONS UNDER OUR MODIFIED BUSINESS PLAN; OFFER OUR CUSTOMERS IN THE REGIONS SERVED BY COMPANIES THAT WE HAVE RECENTLY ACQUIRED A FULL SUITE OF PRODUCTS AND SERVICES THAT WE OFFER OUR OTHER CUSTOMERS; INCREASE OUR ACCESS AND ENHANCED REVENUES AS A PERCENTAGE OF OUR TOTAL REVENUES; EXPAND OUR CUSTOMER BASE; MIGRATE CUSTOMERS FROM OUR COMPETITORS AND GROW OUR REVENUES; DECREASE SOHO REVENUES AS A PERCENTAGE OF TOTAL REVENUES; REDUCE OUR COST OF REVENUES; AND EFFECTIVELY INTEGRATE OPERATIONS OF COMPANIES THAT WE HAVE RECENTLY ACQUIRED. THE INFORMATION CONTAINED HEREIN IS CURRENT ONLY AS OF THE DATE OF THIS FILING AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION IN THIS FORM 10-Q IN THE FUTURE.

OVERVIEW

         FASTNET is an Internet solutions provider offering broadband data communication services and enhanced products and services to businesses primarily in the Northeastern United States. Our services included high-speed data and Internet services, data center services, including managed and unmanaged Collocation services, web hosting, small office home office (SOHO) Internet access, wholesale ISP services, and various professional services including e-Solutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of leveraging our technical expertise with dedicated customer care. We approach our customers from an access independent position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2002 as we seek to execute our revised business plan. Our operating losses were $14,135,388, $32,044,023, and $5,242,373 for the years ended December 31, 2001, 2000 and 1999, respectively, and $6,204,073 for the nine months ended September 30, 2002.

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

         Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, the Company recorded approximately an additional $1,300,000 restructuring charge related to its excess and idle data centers and administrative offices. This charge makes certain assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. We are continuing our efforts to dispose of or sublet these facilities. As of September 30, 2002, the total amount of lease payments relating to these excess or idle facilities is approximately $4.3 million through 2010. Accordingly, the Company continually re-evaluates the adequacy of this reserve and may adjust the reserve as necessary.

         The activity in the restructuring charge accrual during the nine months ended September 30, 2002 is summarized in the table below:

                                                                          CASH PAYMENTS
                                                            ACCRUED         DURING THE          ACCRUED
                                                         RESTRUCTURING     NINE MONTHS       RESTRUCTURING
                                                             AS OF            ENDED              AS OF
                                                          DECEMBER 31,     SEPTEMBER 30,     SEPTEMBER 30,
                                                              2001             2002              2002
                                                         --------------    -------------     -------------
Telecommunications exit and termination fees.........    $     233,980     $         --      $    233,980
Leasehold termination costs..........................          115,543          115,543                --
Sales and marketing contract terminations............           52,321               --            52,321
Facility exit costs..................................        1,370,273          441,199           929,074
                                                         --------------    -------------     -------------
                                                         $   1,772,117     $    556,742      $  1,215,375
                                                         ==============    =============     =============

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Revenues for the quarter ended September 30, 2002 increased approximately $6,864,000 or 189% over the amount for the quarter ended September 30, 2001 due to an increase in the number of customers resulting from the Company's recent acquisitions, which are as follows:

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

         Accordingly, the increase in revenues for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, was largely attributable to the NetAxs and AppliedTheory acquisitions. Due to the type of customer base and size of these recent acquisitions, the Company experienced substantial growth in its revenue derived from dedicated access customers. The percentage of revenues generated from dedicated access customers increased from approximately 56% for the quarter ended September 30, 2001 to approximately 79% for the quarter ended September 30, 2002. Revenue from dedicated customers increased approximately $6,169,000 or approximately 303% from the quarter ended September 30, 2001.

         COST OF REVENUES. Cost of revenues increased by approximately $4,439,000 or approximately 215% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This increase was primarily due to the cost of the network acquired in the NetAxs and AppliedTheory acquisitions.

         Cost of revenues as a percentage of revenues increased from approximately 55% for the quarter ended June 30, 2002 to approximately 62% for the quarter ended September 30, 2002 primarily due to the higher network cost associated with high bandwidth dedicated access customers acquired from AppliedTheory and the cost of providing services to these additional customers. In addition, due to its recent acquisitions, the Company believes that has not yet fully recognized the total network cost synergies from integrating its network to the NetAxs and AppliedTheory networks. The Company expects to benefit from the synergies to be gained from combining and streamlining the acquired networks; however, the Company cannot yet predict the amount and timing of these synergies.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, General and Administrative expenses for the quarter ended September 30, 2002 increased approximately $1,111,000, or 44%, over the amount for the quarter ended September 30, 2001. The increase was equally attributable to a) additional personnel related expenses relating to the addition of the NetAxs and AppliedTheory personnel; and b) increases in the Company's existing sales force and c) increases to the allowance for uncollectible accounts that the Company attributes to negative changes in the economy.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $237,000, or 11%, from approximately $2,109,000 for the quarter ended September 30, 2001 to $2,346,000 for the quarter ended September 30, 2002. The change is a result of an increase in deprecation expense related to the additional assets acquired from NetReach, SuperNet, NetAxs and AppliedTheory offset by a decrease in amortization expense of goodwill. The decrease in goodwill amortization expense is in accordance with SFAS No. 142, which states that goodwill is no longer amortized as of January 1, 2002. Goodwill amortization was $277,000 for the three months ended September 30, 2001.

         GAIN ON EXTINGUISHMENT OF DEBT. A gain on the early extinguishment of debt in the amount of $1,630,000 was recorded in the three months ended September 30, 2001 as a result of the settlement of $4,000,000 of certain capital lease obligations with an equipment vendor.

         OTHER INCOME/EXPENSE. Interest income decreased from $98,000 for the quarter ended September 30, 2001 to $59,000 for the quarter ended September 30, 2002. This decrease in interest income resulted from the liquidation of certain marketable securities to fund operations, coupled with a decrease in the related investment returns. Interest expense increased from approximately $106,000 for the quarter ended September 30, 2001 to $148,000 for the quarter ended September 30, 2002. The increase in interest expense relates to assumed debt from the NetReach and NetAxs acquisitions and the issuance of notes to NetAxs shareholders as consideration for the acquisition.

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Revenues increased approximately $11,451,000, or 101%, to approximately $22,784,000 for the nine months ended September 30, 2002 from $11,334,000 for the nine months ended September 30, 2001. The acquisitions of NetAxs, AppliedTheory and NetReach customers have accounted for the increase in customer revenues.

         COST OF REVENUES. Cost of revenues increased by approximately $4,641,000, or 57%, from approximately $8,144,000 for the nine months ended September 30, 2001 to $12,785,000 for the nine months ended September 30, 2002. Gross margin improved from 28% for the nine months ended September 30, 2001 to 44% for the nine months ended September 30, 2002. The increase in cost of revenues is due to the NetAxs, NetReach, and AppliedTheory acquisitions. Cost of service is traditionally higher on high bandwidth customers than low bandwidth customers. Additionally, the Company expects to realize network cost synergies as it continues to integrate the acquired networks and satisfies the network commitments of its recent acquired operations.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by approximately $1,221,000, or 15%, from approximately $8,252,000 for the nine months ended September 30, 2001 to approximately $9,473,000 for the nine months ended September 30, 2002. The increase is primarily due to increased salary costs due to the expansion of the Company and increases to the allowance for uncollectible accounts receivable that the Company attributes to the negative changes in the economy. Selling, general and administrative expenses as a percentage of revenues declined from 73% for the nine months ended September 30, 2001 of 42% for the nine months ended September 30, 2002 primarily due to the increased revenues gained from the acquisition of NetReach, NetAxs and AppliedTheory customers, and reduced headcount and advertising and marketing expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $902,000, or 15%, from approximately $5,829,000 for the nine months ended September 30, 2001 to $6,730,000 for the nine months ended September 30, 2002. This increase is comprised of additional depreciation related to networking equipment acquired in connection with the NetReach, NetAxs, and AppliedTheory acquisitions and an increase in amortization expense from intangibles recorded for the 2001 and 2002 acquisitions, offset by a decrease in goodwill amortization as a result of SFAS No. 142. Goodwill amortization was $753,000 for the nine months ended September 30, 2001.

         GAIN ON EXTINGUISHMENT OF DEBT. A gain on the early extinguishment of debt in the amount of $1,630,000 was recorded in the nine months ended September 30, 2001 as a result of the settlement of $4,000,000 of certain capital lease obligations with an equipment vendor.

         OTHER INCOME/EXPENSE. Interest income decreased by approximately $395,000 from approximately $577,000 for the nine months ended September 30, 2001 to approximately $182,000 for the nine months ended September 30, 2002. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by approximately $233,000 from approximately $605,000 for the nine months ended September 30, 2001 to approximately $372,000 for the nine months ended September 30, 2002. The decrease in interest expense is primarily the result of the settlement of capital lease obligations during 2001 offset by interest.

CASH FLOWS ANALYSIS

The following table set forth cash flows data for the periods indicated:

                                                                                         NINE MONTHS ENDED
                                                                                         SEPTEMBER 30, 2002
                                                                                  -------------------------------
                                                                                       2002             2001
                                                                                  --------------   --------------
         Other Financial Data:
              Cash flows used in operating activities..........................   $  (1,977,000)   $ (10,454,000)
              Cash flows provided by (used in) investing activities............      (5,203,000)      13,103,000
              Cash flows provided by (used in) financing activities ...........         585,000       (1,213,000)
                                                                                  --------------   --------------
              Net increase (decrease) in cash and cash equivalents ............   $  (6,595,000)   $   1,436,000
                                                                                  ==============   ==============

         Cash used in operating activities decreased by approximately $8,477,000 from cash used of approximately $10,454,000 for the nine months ended September 30, 2001 to cash used of approximately $1,977,000 for the nine months ended September 30, 2002. This decrease in cash used in operations is primarily the result of improved gross margin resulting in a lower operating loss, and non-recurring payments made in 2001.

         We have a working capital deficit of approximately $13,613,000 as of September 30, 2002, primarily attributable to the increase in accounts payable and accrued expenses, increase in deferred revenue reflective of Company growth and increase in number of customers, and capital lease obligations that are currently being renegotiated.

         Cash flows from investing activities decreased by approximately $18,306,000 from cash provided of approximately $13,103,000 for the nine months ended September 30, 2001 to cash used of approximately $5,203,000 for the nine months ended September 30, 2002. This decrease resulted from the sale of marketable securities required to fund our operating losses in 2001 and 2002 and from cash paid to fund acquisitions during 2002.

         Cash flows from financing activities increased by approximately $1,798,000 from cash used of approximately $1,213,000 for the nine months ended September 30, 2001 to cash provided by of approximately $585,000 for the nine months ended September 30, 2002. The increase in cash provided by financing activities is primarily the result of the proceeds of $3,100,000 from our bank note partially offset by a $1,600,000 payment made to settle a capital lease obligation in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities balances (exclusive of restricted marketable securities) declined approximately $5,537,000 from the amount at December 31, 2001 to approximately $4,735,000 at September 30, 2002. This reduction was primarily due to the use of $1,178,000, net to acquire the AppliedTheory customer base, NetAxs and SuperNet as well as the satisfaction of liabilities related to the NetReach, SuperNet, and NetAxs acquisitions. Additionally, the Company had capital lease and debt repayments of approximately $1,832,000 during this period. The remainder of the decline in cash was due to amounts utilized to fund operating losses.

         On June 28, 2002, the Company amended its Bank Note from $2,300,000 to $4,800,000. This amount has been classified as restricted marketable securities since the Loan Agreement for this Bank Note requires the Company to retain the proceeds of the loan in a certificate of deposits with the Bank. Subsequent to the third quarter of 2002, the Company liquidated the certificate of deposit and repaid the note in full.

         In connection with the acquisition of the AppliedTheory customer base, the Company guaranteed to the Bankruptcy Court the collection of at least $2,500,000 from the accounts receivable attributable to the customers purchased by the Company. These receivables have been recorded at their estimated net realizable value of $1,532,000 as of September 30, 2002. The Company is required to satisfy the guarantee of $2,500,000 no later than December 31, 2002. Based upon collection information provided to the Company to date, ClearBlue Technologies, Inc., an unrelated acquirer of a substantial portion of the AppliedTheory business, has Collected approximately $1,320,000 of this amount and the Estate of AppliedTheory has collected approximately $210,000. The Company has directly Collected approximately $800,000 of the AppliedTheory receivables purchased. The Company has requested ClearBlue Technologies, Inc. to forward the amounts it has collected on FASTNET's behalf directly to the Estate of AppliedTheory. The Company has requested but not yet received confirmation of the amounts collected directly by the Estate or ClearBlue Technologies, Inc. As a result, the receivables applicable to the ClearBlue Technologies, Inc. and Estate collections have not been offset against the amount due the Estate as of September 30, 2002. The Company expects to collect these amounts. However, if ClearBlue Technologies, Inc. does not remit these payments to the Estate, the Company will be required to remit any shortfalls.

         The Company believes that its property and equipment are sufficient for the operation of its existing business for the next twelve months and does not anticipate the need to make material capital expenditures related to any expansion of our business.

         During the fourth quarter of 2000, we recorded an initial charge of $5,160,000 in connection with our modified business plan, and during the fourth quarter of 2001, we recorded an additional charge for $1,336,000. Of these restructuring charges, $1,215,000 has not been paid as of September 30, 2002 and is, accordingly, classified as accrued restructuring. The Company anticipates that the entire amount accrued will be paid in 2002 and 2003. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. Management of the Company is currently reviewing this provision in light of its existing and future operating needs, status of facility exit and sublease activities and the overall economy.

         Subsequent to the Company's acquisition of NetAxs, it was determined that NetAxs owed certain Federal and State payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. The Company has determined that it has a right of full offset of this liability against the promissory notes and other amounts issued to the former shareholders of NetAxs including amounts held in escrow. The Company and the former principal shareholders of NetAxs have reached agreement to offset payments of these liabilities against the notes. As a result, the Company has suspended payment of the principal and interest due under the promissory notes pending satisfaction of the related liabilities. Subsequent to September 30, 2002, the Company began making payments under a payment plan proposed to the taxing authorities in a manner consistent with the principal and interest due under the NetAxs promissory notes. As a result, the Company does not anticipate that this arrangement will have a material impact on the Company's working capital needs.

         The Company is currently evaluating the timing and amount of capital that its operations will require. We may require financing sooner than anticipated if capital requirements vary materially from those currently planned, if revenues do not increase as anticipated, or if the Company is not successful in reducing its network and operating costs as planned. We have no commitments for any additional financing and have no lines of credit or similar sources of financing, and we cannot be sure that we can obtain additional commitments on favorable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce our scope of operations or anticipated growth plans, which could materially affect our results of operations and financial condition.

         If we do not continue to achieve the cost savings and reduction in cash consumption under this plan, then we may need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.

         The Company is aggressively seeking to improve the turnover of its accounts receivable through increased customer contact, stricter enforcement of its payment terms and increased integration of its payment and service delivery systems. Concurrent with this strategy, the Company is reducing its accounts payable balances in order to obtain more favorable pricing from its vendors and in response to increased liquidity concerns throughout the industry. The Company's available working capital and operating efficiency will be dependent on the success and outcome of these events and strategies.

         The Company's working capital deficit increased from approximately $425,000 at December 31, 2001 to a deficit of approximately $13,613,000 at September 30, 2002 primarily due to the acquisition of capital leases related to the NetAxs and AppliedTheory acquisitions and increased amounts payable due to the pre-acquisition liabilities of NetAxs. The Company is currently negotiating settlement of the obligations and the leases have been accordingly classified as current liabilities. The Company is currently negotiating alternative capital lease terms including options for early retirement of the debt as well as an extension of the payment schedule. The Company has suspended payments of these capital lease obligations and as a result may be considered to be in default of the terms of the obligations. The Company cannot give assurance as to the satisfactory outcome or timing of the negotiations. The Company is also exploring certain equity capital alternatives and has entered into discussions with various lenders to provide the Company with additional sources of working capital (including an asset based line of credit) to fund its ongoing operations and future acquisition plans. The Company cannot give assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if the Company should raise equity or debt capital. The Company believes that its working capital will be sufficient to fund the Company's operations to the end of 2003 assuming satisfactory negotiations of capital lease obligations which are included in current liabilities (see Note 8) and repayment of the receivables collected on behalf of the Company due to the Estate of AppliedTheory.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. The Company is required and plans to adopt the provisions of SFAS No. 143 in 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have any impact on results of operations, financial position or cash flows.

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections". The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company recorded an extraordinary gain on the extinguishment of debt in the third and fourth quarters of 2001 in the amounts of $1,630,328 and $4,006,049, respectively. As a result of SFAS No. 145, which the Company has adopted, these amounts have been reclassified from extraordinary to other income.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

         In September 2002 the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets" ("EITF 02-13"). The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF 02-13 is effective for goodwill impairment tests performed after September 12, 2002. We are currently analyzing the impact EITF 02-13 will have on our consolidated financial statements.

IMPAIRMENT ANALYSIS

         We are in the process of completing the first step of the annual goodwill impairment test under SFAS 142. With the assistance of an independent valuation firm, we will be performing a fair market value analysis on our reporting unit in the fourth quarter of 2002. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144. We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at September 30, 2002 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at September 30, 2002. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 19, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 19, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to November 19, 2002.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved currently in any legal proceedings that, either individually or taken as a whole, are likely to have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) None.

         (d) None.

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


IF WE ARE UNABLE TO SUSTAIN THE COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER OUR REVISED BUSINESS PLAN, WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN AND OUR BUSINESS COULD BE HARMED.

         If we do not continue to achieve the cost savings and reduction in cash consumption under this plan, then we may need to seek additional capital from public or private equity or debt sources to fund our business plan. Given the existing capital market conditions, it may be difficult or impossible to raise additional capital in the public market in the future. In addition, we cannot be certain that we will be able to raise additional capital through debt or private financing at all or on terms acceptable to us. Raising additional equity capital and issuing shares of Common stock for acquisitions likely will dilute current shareholders. If alternative sources of financing are insufficient or unavailable, we may be required to further modify our growth and operating plans in accordance with the extent of available financing.


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

IF WE ARE UNABLE TO SUCCESSFULLY RENEGOTIATE THE PAYMENT TERMS OF CERTAIN OF OUR CAPITAL LEASES, WE MAY BE CONSIDERED TO BE IN DEFAULT OF A SIGNIFICANT AMOUNT OF OUR CAPITAL LEASE OBLIGATIONS.

We are currently attempting to renegotiate certain of our capital leases totaling approximately $3.5 million, which we acquired in connection with our acquisitions of NetAxs and of certain assets of AppliedTheory. While we have been actively engaged in discussions with the vendors of these capital leases to obtain modified payment terms, we have continued to not make any payments on these obligations. As a result, we may be considered to be in default of these capital lease obligations and we have classified all outstanding amounts related to these leases as current on our balance sheet for the quarter ended September 30, 2002. We cannot assure you that we will be able to successfully renegotiate these capital leases, and if not, that we will be able to cure any default or that the lessors will not seek repayment or the other remedies that are available to them. Potential lender remedies could include, among other things, accelerating our obligations under affected leases and repossessing the equipment and otherwise seeking to enforce their security interests in such equipment and other secured assets, which may be crucial to the operations of the business. Any such events could have a material adverse effect upon us and, to the extent that payments of all outstanding amounts related to the capital leases are accelerated, could have a significant adverse impact on our available cash for operations.

OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY FINANCIAL ACCOUNTING OF OUR ACQUISITIONS, INCLUDING DILUTIVE ISSUANCES OF SECURITIES, INCURRENCE OF DEBT, AND THE RECORDING OF SIGNIFICANT IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS AND GOODWILL.

We expect to continue our targeted acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition to the equity securities that we have issued to date in connection with our completed acquisitions, we may also be obligated to issue additional equity securities based on earn-out provisions set forth in the acquisition agreements. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets could be required to be recorded which would result in significant charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

In Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. During the second quarter of 2002 we completed the transitional impairment test of goodwill and other intangibles assets, which indicated that the goodwill and other intangible assets were not impaired. We are in the process of completing the first step of the annual goodwill impairment test under SFAS 142. With the assistance of an independent valuation firm, we will be performing a fair market value analysis on our reporting unit in the fourth quarter of 2002. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and SFAS 144 impairment tests may require us to record a non-cash charge in the fourth quarter of 2002 to writedown a significant portion of our goodwill and identified intangible assets. The recording of such charges may have a adverse effect on our results of operations and financial condition.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY.

         Our loan agreement with Wachovia Bank contains customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of the loan would entitle the bank to foreclose on certain of our assets, including the capital stock of our subsidiaries. The bank would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of FASTNET's capital stock. In addition, the terms and agreements relating to the sale of our Series A Convertible Preferred stock contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, create or issue any shares of capital stock with rights senior to the holders of the Series A Convertible Preferred stock, make distributions or declare dividends, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, effect stock splits, and issue additional equity securities. Such covenants may make it difficult for us to pursue our business strategies. Such restrictive covenants may make it difficult for us to pursue our business strategies without the consent of parties to these agreements, which we may not be able to obtain. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

WE HAVE A HISTORY OF LOSSES AND ARE UNABLE AT THIS TIME TO PREDICT WHEN WE WILL BE ABLE TO TURN PROFITABLE.

         We have incurred net losses since our inception. For the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, we had net losses applicable to common shareholders of approximately $7.4 million, $8.9 million, $31.1 million, and $5.6 million, respectively.

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


IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our shareholders' equity. For the nine months September 30, 2002, we had a net loss applicable to common shareholders of approximately $7.4 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.


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

         Our Common stock is listed on the Nasdaq National Market. Nasdaq requires listed companies to maintain standards for continued listing, including either a minimum bid price for shares of a company's stock or a minimum tangible net worth. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00. We received a letter dated October 14, 2002, from the staff of the NASDAQ Stock Market, or NASDAQ, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. NASDAQ advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the NASDAQ National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before January 13, 2003, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff's decision to a NASDAQ Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the NASDAQ SmallCap Market. If we submit a transfer application and pay the applicable listing fees by January 13, 2003, initiation of de-listing proceedings will be stayed pending NASDAQ's review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on April 14, 2003 from meeting the NASDAQ SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the NASDAQ SmallCap Market. We intend to pursue all available options to meet the NASDAQ listing requirements. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.If we were unable to meet the requirements for inclusion in the SmallCap Market, our Common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY CHANGES IN SUPPLIERS OF OUR LEASED-LINE CONNECTIONS, OUR INABILITY TO RENEGOTIATE TERM COMMITMENTS WITH SUCH SUPPLIERS OR DELAYS IN DELIVERY OF SERVICES FROM SUCH SUPPLIERS.

         From time to time, we are dependent on third party suppliers for our leased-line connections or bandwidth. The term of these contracts are of varying lengths and may in certain instances exceed the term of the contract with the customer. As a result, from time to time during the terms of our customer contracts, we may be required to extend the terms of our current leased-line connection contracts, enter into new contracts with third-suppliers in order to maintain adequate levels of bandwidth or seek to terminate contracts with vendors based upon network utilization and customer related cancellations. To the extent that these suppliers increase prices, are unwilling to renegotiate terms or have difficulty in delivering their services, we may incur a loss and or be required to develop alternative sources for such services. If we are unable to negotiate extended terms with our current third-party suppliers, or we are unable to enter into new contracts with other third-party suppliers, in a timely manner or under terms that are acceptable to us, our ability to fulfill our obligations under our customer contracts may be hindered and could have an adverse effect on our business.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Form of Demand Note relating to certain officers of the Registrant.

                  99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

                  On July 30, 2002, the Company filed a Current Report on Form 8-K relating to the Company's change in its independent public accountant.

                  On August 14, 2002, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of certain assets of AppliedTheory.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FASTNET Corporation:

Date: November 19, 2002                      /s/ Stephen A. Hurly
                                             -----------------------------------
                                             Stephen A. Hurly
                                             Chief Executive Officer

Date: November 19, 2002                      /s/ Ward Schultz
                                             -----------------------------------
                                             Ward Schultz
                                             Chief Financial Officer (Principal
                                             Financial & Accounting Officer)

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Hurly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FASTNET Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002



/s/ Stephen A. Hurly
-----------------------
Stephen A. Hurly
Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ward Schultz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FASTNET Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002



/s/ Ward Schultz
----------------------------------
Ward Schultz
Chief Financial Officer (Principal
Financial & Accounting Officer)

EXHIBIT INDEX
-------------

         10.1 Form of Demand Note relating to certain officers of the Registrant.

         99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.