Form 10-K
period 2002-12-31
FASTNET CORP
filed 2003-04-04
CIK 1092536

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 0-29255

                               FASTNET CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

         PENNSYLVANIA                                             23-2767197
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The aggregate market value of the common equity securities held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the NASDAQ National Market, was approximately $15.8 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 4, 2003, the Registrant had outstanding 25,572,323 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2002.

================================================================================

INDEX FASTNET CORPORATION

                                                                            PAGE
PART I.

Item 1.   Business............................................................ 1
Item 2.   Properties..........................................................11
Item 3.   Legal Proceedings...................................................11
Item 4.   Submission of Matters to a Vote of Security Holders.................12

PART II.

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.................................................12
Item 6.   Selected Financial Data.............................................13
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................14
Item 7a.  Qualitative and Quantitative Disclosure about Market Risk...........34
Item 8.   Financial Statements and Supplementary Data.........................34
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................34

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................35
Item 11.  Executive Compensation..............................................35
Item 12.  Security Ownership of Certain Beneficial Owners and Management......35
Item 13.  Certain Relationships and Related Transactions......................35
Item 14.  Controls and Procedures.............................................35

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....36

SIGNATURES....................................................................37

EXHIBIT INDEX.................................................................40

                                     PART I.

FORWARD LOOKING STATEMENTS

         From time to time, FASTNET may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. The forward-looking statements in this report include statements relating to: estimates of adequate provision for charges in connection with our revised business plan; future expansion of our customer base, including the migration of customers from our competitors; and our ability to attract additional customers in New York and New Jersey as a result of our acquisition of assets from AppliedTheory and SuperNet; decreases in small office, home office (SOHO), and residential revenues as a percentage of total revenues; expectations of further benefits from synergies gained by interconnection of networks of acquired companies, including certain assets of AppliedTheory and Netaxs; plans to increase collection activity; our plans to vacate certain leased property during the second quarter of 2003 and sublease certain properties; and recognition of deferred revenue. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including: our ability to continue as a going concern; our ability to obtain additional financing; our ability to increase revenues; elevated levels of churn amongst our customers; our ability to successfully execute our current business strategy; the successful resolution of the adversary proceeding instituted against us by the Official Committee of Unsecured Creditors of the Estate of AppliedTheory; successful resolution of disputes relating to our requirement to make certain payments under our guarantee of up to $2.5 million in accounts receivable to the Estate of AppliedTheory; our ability to negotiate improved credit terms from our vendors; our ability to improve our accounts receivable turnover; the need to record additional restructuring charges; and the other factors affecting operating results described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from those in the forward-looking statements as a result of these various factors.

ITEM 1. BUSINESS.

OVERVIEW

     We have been providing Internet access services to our customers since our incorporation in 1994. We differentiate ourselves from our competition by providing prospective customers with a consultative problem solving approach to harnessing the power of the Internet for their specific needs. We further differentiate ourselves by combining dedicated customer support with technical expertise. We are a full service provider supplementing our dedicated Internet access services by offering enhanced products and services that are designed to meet the expanding needs of our customers and increase our revenue per customer. The services we provide include:

     o    Internet access;

     o    total managed security;

     o    colocation;

     o    web hosting;

     o    eSolutions including web design and development;

     o    professional network and software design services; and

     o    virtual private networks.

     We classify our customers by the following major categories: business customers (including educational, health care and other large institutional and non-profit organizations) and SOHO (small office; home office) and residential customers.

     SOHO and residential revenue is generated from customers that are connected to FASTNET's network using dialup modems, integrated services digital network ("ISDN") circuits or residential speed digital subscriber line ("DSL"), and also includes our Dialplex service revenue, which is generated from customers using our network to provide connectivity and Internet access to their subscribers. Many SOHO and Residential customers also purchase shared hosting services from FASTNET.

     We provide network access to our business customers using dedicated circuits ranging from Fractional T-1 to OC-3 circuits as well as wireless bandwidth provided by a wireless last mile infrastructure. FASTNET offers its customers direct access to its network infrastructure at various locations throughout the mid-Atlantic region of the U.S. During 2002, we expanded our wireless network to include the Lehigh Valley region of Pennsylvania. Business customers also purchase colocation, hosting, VPNs, managed security services, network and software design, and application development and web design.

     FASTNET generally maintains a network within the Boston to Washington corridor and serves customers in primary markets such as New York and Philadelphia, Pennsylvania, as well as secondary markets such as Syracuse, New York and Newark, New Jersey. During the past two years, we have de-emphasized our focus on smaller markets such as Worchester, Massachusetts and New Haven, Connecticut, and have increased our focus on larger metropolitan markets with the goals of achieving increased efficiency.

ACQUISITIONS

     During 2002, we invested in the expansion and growth of our business through acquisitions. Our intention was to acquire entities that enhanced our market presence in current markets and provide increased network efficiencies that create a stronger market presence in new markets, and once integrated into our core operations, generated economies of scale. FASTNET's primary objectives in its strategic business plan for 2003 include sustaining organic growth from current and new customers in its existing geographic footprint of the mid-Atlantic region of the U.S. and focusing on the continued integration of the recently acquired operations. Although not the primary focus of our business strategy, we will continue to evaluate potential acquisition targets that are located in or adjacent to FASTNET's existing markets and business combinations that we believe may generate increased revenue.

     On November 1, 2001, the Company acquired all the assets, outstanding common stock and substantially all of the liabilities of NetReach Inc. ("NetReach"), a web application, web design and web hosting company headquartered in Ambler, Pennsylvania. NetReach has become the eSolutions division of FASTNET. As a result of this acquisition, we believe we will be able to cross-sell both companies' existing customer bases, as well as increase total consolidated revenue by offering a more complete suite of products and services to the combined customer base.

     On January 31, 2002, we acquired all the assets, outstanding common stock and substantially all of the liabilities of SuperNet Inc. ("SuperNet"), an Internet Service Provider headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. This is a region with a high density of enterprises (business class customers), which represents the focus of FASTNET's strategic business plan.

     On April 4, 2002 we acquired all of the outstanding capital stock of Netaxs, Inc. ("Netaxs") an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. This acquisition permitted FASTNET to add customers to its existing network footprint while allowing us to terminate much of the Netaxs network costs. This acquisition also provided us with a second high-grade colocation center, permitting us to offer customers redundant colocation sites within one vendor.

     On May 31, 2002, FASTNET was the successful bidder for the dedicated access customer base of AppliedTheory, an Internet access provider headquartered in Syracuse, New York, which was the subject of an auction process in connection with the voluntary petition for bankruptcy filed by AppliedTheory with the United States Bankruptcy Court for the Southern District of New York. In connection with our successful bid, we entered into an Asset Purchase Agreement which was approved by the Bankruptcy Court and pursuant to which we, through a wholly owned subsidiary, acquired the customers the access business of AppliedTheory and certain fixed assets required to serve these customers. AppliedTheory deployed a network primarily throughout New York to exclusively serve mid to large sized business customers.

     As part of the transaction, FASTNET guaranteed payment to the bankruptcy estate of AppliedTheory of $2.5 million in access business receivables and assumed certain capital lease obligations and other liabilities. Subsequent to the date of purchase, certain customers of AppliedTheory continued to send their remittances to AppliedThoery. ClearBlue Technologies, Inc. ("ClearBlue"), an unrelated purchaser of the web-hosting portion of AppliedTheory's business, collected a large portion of these receivables. As a result, although paid by the ultimate customer, these receivables are recorded as outstanding since ClearBlue has not paid us, nor has ClearBlue remitted such deposits to the estate for AppliedTheory. The estate for AppliedTheory has requested that ClearBlue remit these collections to the estate; however this has yet to occur. See Recent Developments below.

         The following table summarizes FASTNET's acquisitions in 2002:

          Acquisition                                    Date of Acquisition
          -----------                                    -------------------

          SuperNet, Inc.                                 January 31, 2002
          Netaxs, Inc.                                   April 4, 2002
          Dedicated customer base of AppliedTheory
               Corporation                               May 31, 2002

RECENT DEVELOPMENTS

     In February 2003, the Official Committee of Unsecured Creditors for the estate of AppliedTheory filed an adversary proceeding against FASTNET for the recovery of approximately $1.2 million in liabilities due Finova Capital, one of the estate's secured creditors. The core allegation of the Committee is that FASTNET's bid at auction for the assets purchased by FASTNET from AppliedTheory included the assumption of this $1.2 million indebtedness, which constituted direct financing leases, and that FASTNET should be estopped from denying its liability after the closing of the acquisition. FASTNET has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude the Finova liability. As a result, FASTNET contends that the estate of ApliedTheory closed the revised deal and thereby released any claims regarding these Finova liabilities against FASTNET.

RESTRUCTURINGS

     On October 10, 2000, we announced a change to our strategic business plan. We modified our plan in an attempt to continue operations without the need for additional funding of our existing business. The strategy of the restructuring plan included: continuing to grow revenue through concentrating sales and marketing efforts in fewer markets, revising the current telemarketing sales approach to a consultative, customer centric approach, modifying network architecture to produce improved gross margins, while still maintaining a high level of reliability, and reducing head count and associated SG&A expenses to reduce cash consumption. We continued this strategy throughout all of 2001 and 2002.

     We took the following actions as part of our new plan: halted the planned build out of new markets, revised the current sales approach to be consultative with a customer centric focus, suspended field sales efforts in all but target markets located in Eastern Pennsylvania, New York and New Jersey, redesigned our network to improve gross margins, while still maintaining a high level of reliability, and terminated personnel in order to lower SG&A costs.

     During 2002, we actively marketed our idle data centers and obtained a long-term tenant for many of the locations, except that this tenant failed to take possession of the facilities on schedule and ultimately defaulted on the agreement in late 2002. We have concluded it is unlikely that we will obtain a long-term tenant for these idle facilities. As a result, we have recorded an additional restructuring charge of approximately $2.8 million to adjust the accrued restructuring account to the present value of the future cash outflows of the idle locations. We have also decided to vacate and offer for sublease one of our administrative offices and consolidate these employees in FASTNET's headquarter office in Bethlehem, Pennsylvania effective July 1, 2003. The present value of the remaining cost of this lease has been included in our restructuring reserve. We will continue our efforts to sublease these facilities, but we do not expect these efforts to be successful. The total amount of lease payments relating to these excess or idle facilities is approximately $4.5 million through 2010.

OUR MARKET OPPORTUNITY

     OVERVIEW. The Internet has become an important global medium enabling millions of people to obtain and share information and conduct business electronically. Its expanded use has made the Internet a critical tool for information and communications for many users. Internet access and enhanced Internet services, including data center services and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users. The increasing number of users has created an opportunity for us to provide basic Internet access services. In addition, because of the number of different ways consumers and businesses are using the Internet, we believe that we will be able to capitalize on the opportunity to provide a wide array of Internet services and data solutions.

     OUR TARGET MARKET. Historically our target customers have been concentrated in secondary markets. We define a secondary market as typically smaller than the 100 most populated U.S. metropolitan markets. National Internet Service Providers, or ISPs, have historically placed their largest points of presence only in or around densely populated major cities. Customers that are located within a few miles of these points of presence often receive cost savings on their access pricing. We believe customers located in secondary markets, which are located outside of these points of presence, are underserved by the national ISPs or have been charged higher prices for Internet access services. In addition, national ISPs typically lack the local presence to provide rapid customer support. Regional or local ISPs in these secondary markets often lack the requisite scale and resources to provide a full range of services at acceptable quality and price levels.

     With our most recent acquisitions, we have expanded our market reach to include customers located in primary, as well as secondary markets that may benefit from FASTNET services, including hospitals, educational institutions, and state and local agencies.

     The customers we target usually have one or more of the following attributes in common: 100 or more employees; $5.0 million or more in sales; need at least some level of technical assistance in developing and implementing a plan on how best to gain access to the Internet in a cost effective manner. While our target customers usually have one or more of these attributes, we have attracted, and seek to continue to attract, a number of larger customers that are at the higher end of the preceding employee and/or sales volume parameters. We believe that we have attracted these customers because of our strong technical capabilities in solving Internet access problems and our ability to provide needed enhanced services. We believe that we will continue to attract these customers in the future. We expect to have additional market opportunities in New York State as result of the acquisition of assets from AppliedTheory. These opportunities include selling FASTNET's access services, enhanced products and services, and colocation services in these markets. In addition, we believe that our acquisition of NetReach, Inc. in November of 2001, and Netaxs in April 2002 gives FASTNET increased market penetration and strong customer relationships to leverage dedicated access and colocation and hosting services, enhanced services, as well as eSolutions in the greater Philadelphia market. We also believe that our acquisition of SuperNet in January 2002 allows us to similarly acquire additional customers in central New Jersey.

     OTHER MARKET OPPORTUNITIES. While we do not actively target SOHO and residential customers with our sales and advertising programs, we currently have, and expect to continue to have, a significant number of these customers. We had approximately 25,700 of these customers at December 31, 2002. We will continue to service this segment of the Internet access market because we believe that it complements the utilization of our network during off peak hours when our network has excess capacity because of lower utilization by our business customers.

COMPETITIVE ADVANTAGES

     We believe that we offer our customers a comprehensive solution to their Internet access and enhanced products and services needs. Key aspects of our solution include:

     RELIABLE AND CENTRALIZED CORE NETWORK. Our network architecture is designed to provide our customers with reliable redundant connections to the Internet. We monitor our network from our network operations center around the clock, which allows our staff to be immediately alerted and responsive to problems if they arise. Control of our network infrastructure from a central location also allows us to improve the quality of service by minimizing network downtime. We have structured our network so that we can deliver competitively priced Internet access to our customers located in both primary and secondary markets.

     EASY NETWORK ACCESS. We believe that we must be "access independent" in connecting customers to FASTNET's network. Accordingly, we offer our customers a wide range of conventional last mile solutions including telecommunications circuits and fixed broadband wireless services, at varying speeds to permit them to tailor a cost effective solution to their Internet access needs.

     COMPREHENSIVE SUITE OF SERVICES. We seek to provide enterprises (business class customers) with a complete solution for their Internet service needs. Our comprehensive suite of services enables our customers to easily and more cost-effectively address their Internet needs without developing solutions internally or assembling services from multiple vendors, including resellers, other ISPs and information technology service providers. We offer our services in customized bundles through a single network connection and provide our customers with technical support and management expertise.

     HIGH QUALITY CUSTOMER SUPPORT AND SERVICE. We focus on providing our customers with quality support and service in order to maintain customer loyalty and maximize retention. Our market-focused sales approach, coupled with our tailored solutions to the technical aspects of Internet access enables us to provide the personalized service and attention that businesses often require. In addition, we believe that customer satisfaction is critical to our success in selling our enhanced products and services. We provide around-the-clock customer support, real-time monitoring, trouble ticket escalation and high quality customer service.

     DELIVERY OF PRE-CONFIGURED SOLUTIONS. In order to simplify what is sometimes a technically challenging installation, we have designed and continue to enhance our products and services to provide our customers with plug and play installation. We ship pre-configured equipment to our customers that, in most cases, is ready for immediate installation. During the sales process, we use a Customer Configuration Questionnaire to thoroughly profile the needs of the prospective customer, thereby enabling us to configure a solution for the customer before we begin the installation or conversion. In the event that a customer requires assistance, the customer can contact our engineers, at which time the customer is guided through the installation process.

     VALUE TO OUR CUSTOMERS. We believe our Internet solutions are more cost-effective for our customers than developing their own in-house Internet solutions and therefore deliver a significant value. In order to match the performance and reliability that we provide to our customers, many customers would need to make significant expenditures for equipment, personnel and dedicated bandwidth.

BUSINESS STRATEGY

     After a period of rapid growth through acquisitions in late 2001 and throughout 2002, our business strategy is now internally focused in order to optimize the value of the assets and companies that we have acquired. Specifically our strategy includes the following components:

     FOCUS ON ORGANIC GROWTH. We will seek to grow revenues by the acquisition of new customers through sales and marketing efforts and by broadening the scope of relationships with existing customers. We believe that our recent acquisitions have given us the skills and services to offer a wider menu of services to our customers that are extensions of basic Internet access service such as security, collocation and web services.

     FOCUS ON CUSTOMER SERVICE. The increasingly competitive nature of the Internet service industry has increased the costs associated with the new customer acquisition. As a result, we will intensify our customer service efforts in order to retain the existing customer base. These efforts include changes to staffing and training, in our sales support function. In addition, in February 2003, our Board of Directors appointed new executive leadership aligned with the development of a customer-focused organization.

     FOCUS ON INTEGRATION. In the past, our acquisition strategy has been predicated on the realization of customer and operating system synergies. Despite our shift away from emphasis on customer growth through the acquisition of third party ISPs to a greater focus on internal growth, our senior management team continues to integrate FASTNET's operations to support new customers acquired in connection with our recent acquisitions and to integrate customer service business strategies.

SALES AND MARKETING

     Our marketing efforts are centered primarily on the direct selling efforts of our currently 12 sales representatives, direct marketing communications within our target market and the development of alternative distribution channels. Our sales representatives provide a local presence that can be easily and quickly supported by our centrally--based customer and technical support team. Our Internet-based marketing communications consist of targeted e-mailings, the development of a more functional and customer-focused web site and additional web-based marketing techniques. The development of alternative distribution channels includes: VARs, web design firms, and affinity groups.

     Our sales and marketing strategy is based on the following components:

     UTILIZE TECHNICAL EXPERTISE. Deciding on the proper method to access the Internet still remains a technical exercise that often exceeds the in-house expertise of many organizations. We believe that our in-house technical expertise and ability to guide customers through what can be a complex process are valued by prospective customers and differentiates us from our competition. In addition, we expect that as our relationships with our access customers strengthen over time, we will be able to further leverage the customer's reliance and trust in our technical team to help them install and support a full array of our value added solutions.

     EXPANDING EXISTING CUSTOMER RELATIONSHIPS TO MARKET ENHANCED PRODUCTS AND SERVICES. We offer a portfolio of enhanced products and services to meet the expanding needs and complexity of our customers' Internet operations. As our customers begin to rely more heavily on the Internet to conduct their business and back office operations, we believe they will require higher levels of security, assistance in back-up and recovery, and a program to aid with disaster recovery. These are all potential higher margin revenue opportunities for FASTNET, complementing our goal of building a strong consultative long-term relationship with our customers.

     RELIABLE AND REDUNDANT NETWORK. We have designed our network architecture to provide our customers with the reliability they require to conduct their business. We provide this reliability using redundant connections to Internet backbone providers. Our market-based facilities are monitored 24 hours-a-day 7 days a week from our central network operations center in Bethlehem, Pennsylvania. In addition, we offer strong service level agreements based on our use of multiple Internet backbone providers and leading network equipment providers.

     CONSULTATIVE CUSTOMER RELATIONS. Our target customers usually do not have the resources either in capital or personnel necessary to cost effectively evaluate, design and implement solutions to fully utilize the power of the Internet for their business. We have trained our sales professionals to use a consultative selling approach. We do not offer just one solution that must work for every customer, but rather our sales professionals and sales engineers interact with prospective customers until we uncover those factors that are necessary for us to tailor a cost-effective solution that fits the customer's current needs and provides a platform from which they can scale their Internet access and add enhanced products and services as their business grows.

PRODUCTS AND SERVICES

     We offer a comprehensive suite of Internet solutions to our customers, including dedicated Internet access, as well as enhanced products and services. Dedicated Internet access can be delivered through standard telephony circuits, such as T-1 through OC-3 digital circuits, dark and/or managed fiber optic facilities, digital subscriber line technology (DSL), or fixed broadband wireless connections.

     In addition to Internet access, we offer a suite of enhanced products and services to our customers. As the needs of our customers evolve, we will modify and add to our existing product and service offerings to meet their needs. Our current enhanced services include:

     COLOCATION AND HOSTING SERVICES. Our data centers allow us to offer a vast array of hosting environments for any size business from single-server colocation, half cabinets, and full cabinets, to custom-designed private caged colocation suites. Additional offerings of managed services include backup and recovery, systems monitoring, hardware and software provisioning, event tracking, notification and resolution, and a full suite of design, consultation and development services. The high reliability of our environmental control systems, power, and Internet connectivity systems offer our customers a cost effective and reliable environment to avoid the risk, and much of the expense, that they would otherwise incur by locating their servers elsewhere. We have collocation facilities located in Bethlehem and Conshohocken, Pennsylvania, which service our customers in the mid-Atlantic states allowing our customers to have local access to their equipment.

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

     WEB AND ESOLUTION SERVICES. The growth of the Internet has made a strong web presence increasingly important for many businesses, therefore our web services work in conjunction with our web hosting offerings to provide our customers with a comprehensive web presence. We provide web site design, application development, database management, and customized solutions to assist customers in utilizing the Internet as an effective means of conducting business.

     VIRTUAL PRIVATE NETWORK SERVICES. When a business wants to enable remote or off-site access to its network, they commonly use a form of a virtual private network connection (VPN). A VPN provides a convenient and secure computer connection from a remote location back to the company's main network. Our VPN product enables customers to control many aspects of their configuration, such as user profile changes and security functions, through a private web-based interface.

     DIALPLEX/WHOLESALE ISP SERVICES. This service allows companies to connect their users to the Internet by seamlessly using FASTNET's infrastructure as a gateway. It provides companies with a cost effective means of expanding their services and customer base, while limiting expenditures necessary for this service.

     Our product and service agreements are typically for a one-year term that automatically converts to a monthly term upon expiration. The agreement remains on a monthly term until it is either terminated upon 30 days notice, or renewed for another one-year term. We bill our customers on a monthly, quarterly, semi-annual, annual and bi-annual basis and in some circumstances we offer discounts for prepayment. We offer each of our services individually or as part of a bundled solution. Our customers receive additional discounts if they purchase more than one service.

NETWORK ARCHITECTURE AND INFRASTRUCTURE

     Our network architecture is primarily designed to provide customers with reliable, high speed Internet access, with secondary capabilities to support our comprehensive suite of enhanced products and services. The key components of our network are:

     CORE INFRASTRUCTURE. We utilize cost-effective carriers throughout the mid-Atlantic region to create a resilient SONET- protected core network infrastructure. We routinely augment the core network with new technology and increased capacity as needed. We have undertaken several initiatives to create even more resiliency by interconnecting various network endpoints together to form a series of overlapping rings at the routing level. This allows us an additional layer of protection, above the physical level offered by our carrier partners, and eliminates potential single points of failure that could affect connectivity to our customers.

     INTERNET CONNECTIVITY. We have interconnect agreements with a number of Tier 1 national backbone providers. This provides our customers with all the connectivity and national bandwidth that each national carrier offers, without the cost and complexity of maintaining numerous connections themselves. We geographically spread out our interconnections to give better protection to our customers, allowing the problems affecting one national backbone provider to have minimal, if any, effect on others.

     CUSTOMER CONNECTIONS. We utilize various regional Rural, Incumbent, and Competitive Local Exchange Carriers (RLEC/ILEC/CLEC), and Carrier Access Providers (CAP) to interconnect our customers to our core network. Our typical connection facilities include Point-To-Point, Frame Relay, ATM, and DSL. We also utilize digital PRI circuits from many of the same CLECs to offer V.90 modem service and ISDN across our marketing region.

     NETWORK OPERATIONS CENTER. Each of our network segments and systems, including connections to customers, is monitored around the clock at our Network Operations Center. The Network Operations Center staff is trained to quickly isolate any problems and rapidly respond to minimize any service impact to the customer. The Network Operations Staff maintains customer contact throughout any service affecting events, and serves as the intermediary between carriers and end users.

     DATA CENTER. We maintain a 7,500 square foot data center in Bethlehem, Pennsylvania that can support 300 full cabinets. In connection with our acquisition of Netaxs, we also maintain a second data center located in Conshohocken, Pennsylvania that can support approximately 600 full cabinets. Both data centers have been integrated into FASTNET's network, thereby providing managed and unmanaged colocation customers optimal bandwidth availability for maximum performance and scalability. Each data center offers multiple levels of security, has a fully redundant environmental system, fire suppression systems backed up by a dry-pipe sprinkler system, and a back-up continuous duty diesel generator.

     EQUIPMENT. We purchase our equipment from a number of vendors, taking full advantage of beneficial pricing and improvements in technology and performance. We use core routers from Cisco Systems, Inc., such as the GSR and 7500 series that are equipped with redundant components including route switching processors and power supplies for added reliability. We sell customer premise equipment from a variety of vendors, but typically favor equipment from Cisco Systems, Inc. Our dial-up Internet access, as well as our narrow band virtual private network services for 56K analog and 128K ISDN, use Lucent Technologies TNT remote access servers. Our networks also utilize and rely on switches, hubs and other connection devices, which we purchase from a number of different manufacturers. Our enhanced products and services are supported by Sun Microsystems, Inc., UNIX-based and Microsoft Windows NT-based servers located at our market-based facilities.

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

CUSTOMERS

     Our customer base consists primarily of business customers and SOHO and residential customers located in primary and secondary markets. As of December 31, 2002, we provided Internet access and enhanced services to approximately 3,800 business customers, and approximately 25,900 SOHO and residential customers. We also provided web-hosting services to approximately 5,300 customers throughout the world. As we enter 2003, one customer (NYSERNET, Inc.) accounted for approximately 7% of our monthly revenue. We expect revenues for this customer to decrease as a percentage of revenues in 2003. No other customer accounted for greater than 2% of our consolidated revenues in 2002. Microsoft's WebTV Networks, Inc. accounted for 8% and 20% of total revenues for the years ended December 31, 2001 and 2000, respectively. This customer cancelled in September of 2001.

COMPETITION

     The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry continues to experience consolidation and attrition, which may for a period of time increase downward pressure on prices as companies struggle to retain market share. We believe that the primary competitive factors in the Internet services market include:

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

     o    high reliable network.

     Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies. Although some of the companies listed below are in various states of financial difficulties it may be possible for some of them to emerge from their current financial difficulties as strong competitors again:

     o    National ISP's;

     o Providers of web hosting, colocation and other Internet-based business services;

     o Numerous regional and local Internet service providers, such as Verizon, have significant market share in their particular market area;

     o    Established on-line service providers, such as America Online Inc.

     o Computer hardware and other technology companies that provide Internet connectivity with their own or other products;

     o National long distance carriers, such as AT&T Corporation, MCI WorldCom, Sprint Communications Company LP, and Qwest Communications International, Inc.

     o Regional Bell operating companies and local telephone companies such as Verizon;

     o Cable operators or their affiliates, such as Comcast and Time Warner Entertainment Company, LP;

     o    Terrestrial wireless and satellite Internet service providers; and

     o    Nonprofit or educational ISPs.

GOVERNMENT REGULATION

     We provide Internet access, in part through transmissions over public telephone lines that are governed by regulations and policies establishing charges, terms and conditions for communications. As an Internet access provider, which the FCC classifies as an "information service," we are not currently regulated directly by the Federal Communications Commission or any other agency, other than through regulations applicable to businesses generally. We could, however, become subject to regulation by the Federal Communications Commission and/or other regulatory agencies if we become classified as a provider of basic "telecommunications service." These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. The Federal Communications Commission has initiated a broad inquiry designed to address these classification issues and to promote widespread access to high-speed Internet access service. The Commission has tentatively concluded that high-speed Internet access service provided over telephone lines should be regulated as "information services," rather than as basic telecommunications service. Further, the Commission will consider whether Internet access transmissions over telephone lines are "telecommunications," rather than telecommunications services. In addition, the Federal Communications Commission may decide to regulate certain Internet-delivered voice and fax telephony services as "telecommunications services." The near-term effect of these rules is unclear, but if the Federal Communications Commission adopts its proposed classifications, the right to separate, nondiscriminatory access to the telephone lines owned by incumbent local telephone companies may be limited. Although we cannot predict the outcome of the Federal Communications Commission's proceedings, if adopted, these initiatives could have an adverse effect on our business, financial condition and results of operation.

     New Federal Communications Commission rules may also affect Internet access providers' and competitive local exchange carriers rights to access incumbent local telephone networks by modifying incumbent carriers' unbundling obligations to exclude unbundling of fiber-to-the-home loops or certain "hybrid" fiber loops, and to eliminate line-sharing requirements for local loops. The new rules, when released will give the states a greater role in determining which network elements are subject to unbundling and in assessing local competition conditions. Although the immediate impact of these rules is unclear, these rules could have an adverse impact on our business, financial condition and results of operation.

     Internet access providers in the states FASTNET operates in, unlike long distance telephone companies, currently are not required to pay carrier access charges. Access charges are assessed by local telephone companies on long-distance companies for the use of the local telephone network when the local telephone company originates and terminates long-distance calls, generally on a per-minute basis. The payment of access charges has been a matter of continuing dispute, with long-distance companies complaining that the charges are substantially in excess of actual costs and local telephone companies arguing that access charges are justified to subsidize lower local rates for end users and other purposes. In May 1997, the Federal Communications Commission reaffirmed its decision that Internet access providers should not be required to pay access charges. Subsequent statements issued by the Federal Communications Commission have not altered this conclusion. Indeed, the Commission has adopted a series of inquiries in recent months designed to ensure that broadband Internet access services are subject to minimal regulation. A change in the Commission's current regulatory scheme to require access-charge payments could significantly increase our costs of providing service.

     The Federal Communications Commission also has concluded that Internet access providers should not be required to contribute to the universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as providing access to enhanced communications systems for schools, libraries and health care providers. As a result, unlike other telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected nor required to contribute to similar funds being established at the state level. However, the Commission recently re-opened the question of universal service fund treatment of Internet access providers that use wireless telephone lines. The access charge issue also is the subject of Federal Communications Commission proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the relevant Federal Communications Commission decisions concerning carrier access charges and universal service, and their arguments are gaining support as Internet-based telephony begins to compete with conventional telecommunications services. The Commission will consider these companies' arguments in the recently opened proceedings. We cannot predict how these matters will be resolved but we could be adversely affected if, in the future, Internet service providers are required to pay access charges or contribute to universal service support.

     Under current regulation, to the extent that an end user's call to an Internet access provider is considered local rather than long distance, the local telephone company that serves the Internet service provider may be entitled to reciprocal compensation from the calling party's local telephone company. Reciprocal compensation is a reimbursement mechanism between telephone companies whereby the carrier that terminates a call is eligible for payment from the carrier serving the calling party. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the Internet service provider's costs. However, the Federal Communications Commission has determined that most, but not all, traffic to an Internet access provider is interstate rather than local in nature, and consequently is in the process of gradually eliminating the payment of reciprocal compensation to the local telephone companies that serve us. If the Federal Communications Commission completes its elimination of reciprocal compensation payments, our costs may increase. There is a pending proceeding at the Commission to determine appropriate compensation mechanisms for such calls to Internet service providers. The Federal Communications Commission has ruled that state commissions, in the interim, may determine under what circumstances reciprocal compensation should be paid. To date, most states considering the issue have upheld reciprocal compensation for calls placed to Internet service providers. If the new compensation mechanisms increase the costs to carriers that terminate calls to Internet service providers or if states eliminate reciprocal compensation payments for calls to Internet service providers, the affected carriers could increase the price of service to Internet service providers to compensate themselves, which could have a material adverse effect on our business, financial condition and results of operation.

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

     The Federal Communications Commission recently adopted an order governing Internet service provider access to the infrastructure deployed by cable television operators. The Commission held that use of cable infrastructure for Internet access services ("cable modem services") is not subject to regulation as a basic telecommunications service or as a cable service. This classification is expected to largely immunize cable modem service providers from regulation, including regulations that require competitors be afforded open access to the cable infrastructure. The Commission's decision could foreclose Internet service provider access rights to the cable television infrastructure. However, the near-term effect of the Commission's ruling is unclear. Several municipal franchising authorities have required franchised cable companies to provide competing Internet service providers open access to their cable infrastructure. Cable companies have appealed these decisions and the courts have taken different regulatory approaches in deciding whether to require open access. In addition, certain cable operators have agreed to voluntarily provide access to competing service providers. Consumer groups and others already have appealed the Commission's decision in court. Local governments also have stated that they plan to appeal the Commission's decision. The Commission also has initiated an inquiry into whether the FCC may prevent state and local franchising authorities from regulating cable modem services. The Commission has tentatively decided that local authorities should not have authority to regulate cable modem services, which could further decrease our potential access to the cable television infrastructure. The Commission's inquiry also considers whether cable modem service providers should be required to provide access to multiple Internet service providers. Such a requirement would allow us to enter nondiscriminatory agreements with cable modem service providers to provide Internet access services.

     The law relating to the liability of Internet service providers and online service providers due to information disseminated through their networks is not completely settled. While the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, there are federal and state laws regarding the distribution of, and access to, obscene, indecent, defamatory or otherwise illegal material, as well as materials that infringe on intellectual property rights, that may subject us to liability and increase our cost of compliance. Two federal laws mitigate these risks. In 1996, Congress immunized Internet service providers and online service providers from liability for defamation and similar claims arising from materials the Internet service providers and online service providers did not create, but merely distributed without knowing or having had reason to know of their defamatory nature. Likewise, in 1998, Congress created a safe harbor from copyright infringement liability for Internet service providers and online service providers arising from materials placed on the Internet service provider's or online service provider's network by third parties, so long as basic requirements are satisfied.

     Much of the federal and state law regarding taxation of Internet transactions remains in flux, and changes to these laws could increase our cost of doing business. The Internet Tax Freedom Act of 1998 imposed a three-year moratorium on new state and local taxes on Internet commerce, and the moratorium has since been extended until November 2003. However, bills introduced in Congress earlier this year would provide permanent bans on Internet taxes, but some states have pursued efforts to tax out-of-state sales over the Internet.

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

INTELLECTUAL PROPERTY

     We have proprietary rights to trade secrets relating to technical and business aspects of our operations. We have sought and will continue to seek federal, state and local protection for these proprietary rights. We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights, particularly those related to our names and logos. We require each of our employees to enter into an inventions agreement, pursuant to which each agrees that any intellectual property rights developed while in our employment belong to us. We believe that we were the first to adopt the service mark FASTNET and the associated logo in connection with Internet service business, and have received federal registrations for them. In addition, we have received federal registrations for FAST.NET, 1-888-321-FAST, GET@YES, TOTAL MANAGED SECURITY, TMS, CUSTOMER NETWORK FACILITY, CUSTOMER CONTROLLED VIRTUAL PRIVATE NETWORK, CC/VPN, ALLEVIATE, ALLEVI@TE, CNF, 123HOSTME!, 123HOSTME! and Design, HOSTME!, SUPERLINK and NETREACH. We also have pending federal applications for the following other names and marks: 123HOSTME.COM and INTERNET UNLIMITED. We currently believe that these names and marks are not material to our business. We also have common law trademark rights for the NETAXS mark. We currently believe that this name and mark is not material to our business.

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

EMPLOYEES

     As of December 31, 2002, we had a total of 159 employees, including 156 full-time employees and 3 part-time employees. Of these employees, 38 were in engineering, 97 were in general and administrative positions, including executives, customer care and accounting, and 24 were in sales and marketing.

     We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

ITEM 2. PROPERTIES.

     Our corporate offices are located in Bethlehem, Pennsylvania where we lease approximately 26,470 square feet of space for our network operations center. Our lease agreements for this space, which commenced on June 1, 1999 and September 1, 1999, respectively, have six-year terms. We also entered into a lease on January 6, 2000 for 34,580 square feet of space for our principal executive offices in Bethlehem, Pennsylvania with a lease term of six years. In connection with our acquisition of Netaxs, we lease 31,591 square feet of office, data center and warehouse space in Conshohocken, Pennsylvania through April 2010. We also lease over 125,000 square feet for space for our market-based infrastructure, ranging from 600 to 10,000 square feet, in Pennsylvania, New Jersey, New York, Massachusetts and Connecticut. In December of 2002, we recorded a $2.8 million restructuring charge for excess data centers and excess office spaces that we have been unable to use, sublet or exit. We have also decided to vacate and offer for sublease office and relocate these employees to other FASTNET office spaces effective July 1, 2003. Given the current state of the real estate market, we believe that if needed, we will continue to be able to obtain additional suitable space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     On January 24, 2003, the Official Committee of Unsecured Creditors for the estate of AppliedTheory Corporation instituted an adversary proceeding against FASTNET with the United States Bankruptcy Court for the Southern District of New York. The Committee is seeking judicial declaration that FASTNET is liable to satisfy the bankruptcy estate's obligations to one of the estate's secured creditors, Finova Capital. The core allegation of the Committee is that FASTNET's bid at auction for the assets purchased by FASTNET from AppliedTheory included the assumption of approximately $1.2 million in liabilities owed to Finova, which constitute direct financing leases, and that FASTNET should be estopped from denying its liability after the closing of the acquisition. FASTNET has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude these Finova liabilities. As a result, FASTNET contends that the estate of AppliedTheory closed the revised deal and thereby released any claims regarding these Finova liabilities against FASTNET. We believe that our defense to this claim is valid. However, should the Committee succeed in its claim, the judgment and the associated cost to defend the claim would result in a substantial reduction in our working capital and could have a material negative impact on our cash flows and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Our Common Stock has traded on the NASDAQ Stock Market (NASDAQ Symbol:
FSST) since the completion of our initial public offering ("IPO") on February 7, 2000. Prior to that date, there was no public market for our Common Stock. The following table sets forth the high and low prices for our Common stock for the periods indicated as reported by the NASDAQ National Market:

                                                    COMMON STOCK PRICE
                                          --------------------------------------
                                                2002                  2001
                                          HIGH       LOW         HIGH       LOW
                                          ----       ---         ----       ---
First Quarter .......................     $1.10     $0.85        $1.88     $0.47
Second Quarter.......................      1.90      0.91         1.12      0.70
Third Quarter........................      1.20      0.50         2.00      0.75
Fourth Quarter.......................      0.90      0.25         1.17      0.86

     Our Common Stock traded on the NASDAQ National Market until February 19, 2003, when our Common Stock was transferred to the NASDAQ Small Cap Market as our listed stock price was unable to maintain the necessary value of $1.00 as part of the NASDAQ listing requirements. On March 28, 2003, the closing price of our Common Stock as reported on the NASDAQ Small Cap Market was $0.22 per share.

     We have never declared or paid any cash dividends on our Common Stock and do not expect to pay dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth and working capital needs.

     As of April 4, 2003, there were approximately 1,700 holders of record of our Common Stock. Since a portion of our Common Stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes selected historical consolidated financial data derived from the consolidated financial statements of FASTNET Corporation and subsidiaries as of and for each of the five years in the period ended December 31, 2002. Our historical data for the Company is derived from, and is qualified by reference to, our Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                                    2002               2001              2000            1999              1998
                                             ---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $ 32,132,252        $ 15,293,611      $ 12,660,248      $   8,392,362    $  5,527,979
Operating expenses:
   Cost of services (excluding depreciation)    19,538,773           9,825,712        13,325,733          5,671,948       3,241,741
   Selling, general and administrative
    (excluding depreciation)................    13,714,185          10,466,419        17,946,471          6,362,729       3,067,740
   Depreciation and amortization............     8,954,108           7,801,078         5,038,811          1,600,058         346,568
   Restructuring charge.....................     2,839,683(4)        1,335,790(3)      5,159,503(1)              --              --
   Impairment charges................            3,749,998(5)               --         3,233,753(2)              --              --
                                             ---------------------------------------------------------------------------------------
       Total operating expenses.............    48,796,747          29,428,999        44,704,271         13,634,735       6,656,049

Operating loss..............................   (16,664,495)        (14,135,388)      (32,044,023)        (5,242,373)     (1,128,070)
Other income (expense), net.................      (447,569)            (41,152)          903,103           (358,698)       (146,220)
Gain on extinguishment of debt..............            --           5,636,377                --                 --        --
                                             ---------------------------------------------------------------------------------------
NET LOSS....................................   (17,112,064)         (8,540,163)      (31,140,920)        (5,601,071)     (1,274,290)
                                             =======================================================================================
Deemed Dividend - Beneficial Conversion
   Feature..................................      (987,624)           (389,405)               --                 --              --
                                             ---------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARE HOLDERS.  $(18,099,688)       $ (8,929,568)     $(31,140,920)     $  (5,601,071)   $ (1,274,290)


                                             ---------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE. $      (0.75)       $      (0.51)     $      (2.20)     $       (0.77)   $      (0.14)
                                             =======================================================================================

SHARES USED IN COMPUTING BASIC AND DILUTED
   NET LOSS PER COMMON SHARE................    24,199,816          17,398,833        14,177,302          7,229,284       8,880,833
                                               ============        ============      ============        ===========     ===========

                                                                                   DECEMBER 31,
                                                   2002              2001              2000               1999            1998
                                             ---------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................... $     2,596,936    $   10,271,755    $   5,051,901        $   953,840     $   256,782
Marketable securities.......................              --         2,300,100       18,455,543                  --             --
Property and equipment, net.................      13,728,196        16,397,900       19,631,011           7,363,848      1,741,635
Total assets................................      42,612,434        39,195,845       48,977,374          15,839,576      3,226,841
Working capital (deficit)...................     (15,606,257)        1,875,112        8,360,113          (3,238,257)    (4,356,637)
Debt and capital lease obligations..........       6,405,679         5,283,389       11,834,746           7,305,778      3,277,706
Shareholders' equity (deficit)..............      11,198,198        23,036,851       23,524,577           1,363,811     (2,564,068)

-------------------

(1) In October 2000, we recorded a charge related to exit and closing costs for certain markets. (See Note 8 to Consolidated Financial Statements.)

(2) In October 2001, we recorded an asset impairment charge to reduce the carrying value of certain assets to fair market value. (See Note 8 to Consolidated Financial Statements.)

(3) In December 2001, we recorded a charge related to excess real estate in closed markets and other excess and idle data centers and administrative offices. (See Note 8 to the Consolidated Financial Statements.)

(4) In December 2002, we recorded a charge to recognize the remaining lease obligations and other costs for the property leases in exited markets. (See
     Note 8 to Consolidated Financial Statements.)

(5) In December 2002, we recorded an asset impairment charge to reduce the carrying value of goodwill by $2.4 million and the intangible assets acquired from AppliedTheory by $1.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATE, BELIEVES, EXPECTS, FUTURE, INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OVERVIEW

     We are an Internet Service Provider (ISP) offering broadband data communication services and enhanced products and services to businesses primarily in primary and second-tier markets in the mid-Atlantic portion of the United States. Our services include high-speed data and Internet services, data center services, including web hosting and managed and unmanaged colocation services, small office-home office (SOHO) Internet access, wholesale ISP services, and various professional services including eSolutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of combining our technical expertise with dedicated customer care. We approach our customers from an access carrier neutral position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL and non-classic such as Layer 2 Ethernet. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

     During 2002, we increased our customer base and service offerings through the completion of several acquisitions. The following is a summary of these acquisitions:

     SUPERNET. On January 31, 2002, we acquired all the assets, outstanding common stock and substantially all of the liabilities of SuperNet, Inc. ("SuperNet"), an ISP headquartered in East Brunswick, New Jersey. SuperNet provided Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region, a region with a high density of enterprise customers, which represents the focus of FASTNET's strategic business plan. The initial integration of SuperNet was completed by the end of February 2002.

     NETAXS. On April 4, 2002, we acquired all the outstanding capital stock of Netaxs, Inc. ("Netaxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area.

     APPLIEDTHEORY. On May 31, 2002, we acquired, through a wholly owned subsidiary, selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. AppliedTheory provided dedicated Internet services to medium and large size enterprise customers and educational institutions primarily in the New York state region. This acquisition will allow the Company to capitalize on synergies and customer development opportunities from its recent acquisition of Cybertech, which provides wireless services in the same region.

OUR HISTORY OF OPERATING LOSSES AND DEFICIENCIES IN CASH FLOWS

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through December 31, 2003. Our operating losses were $16,664,495, $14,135,388 and $32,044,023 for the years ended December 31, 2002, 2001 and 2000, respectively. We had a working capital deficit of $15,606,257 at December 31, 2002.

MODIFICATION OF OUR STRATEGIC PLAN IN OCTOBER 2000 AND RESTRUCTURINGS

     On October 10, 2000, we modified our strategic plan, which included the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 and the termination of 44 employees. Under our modified plan, our selling and marketing strategy became focused on markets located in Pennsylvania, New Jersey and New York.

     In addition to these cost containment actions, we reduced the planned capital expenditures for 2001 and 2002. We believe that the equipment that would have been deployed in new markets will provide the Company with much of the networking equipment it will need into 2004 for its existing markets.

     Simultaneous with the modification of our strategic plan in 2000, we recorded a restructuring charge of $5.2 million primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations (see Note 8 in Notes to Consolidated Financial Statements). In the fourth quarter of 2001, the Company recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. These charges were based on certain assumptions regarding the Company's ability to sublet or dispose of these facilities that have not materialized.

     During 2002, we contracted with a customer to lease a large number of our idle data centers; however, in the fourth quarter of 2002, this customer failed to meet its commitments under the contract. We do not believe that this customer will be able to meet such commitments in the future. As a result of this development and due to the continuing weakened demand for telecommunications facilities, we have determined that it is unlikely that we will be able to sublet these facilities for the foreseeable future. We are continuing to attempt to dispose of or sublet these facilities; however, due to the extended period of time that has elapsed since the reserve was established and the efforts that have been made since to sublet the facilities, we have determined that we may not be able to sublet or terminate these leases and have recorded an additional restructuring charge of approximately $2.8 million representing the present value of the balance of the payments under the leases, the future expected operating costs and possible exit costs. The total amount of lease payments relating to these excess or idle facilities is approximately $4.5 million through 2010.

     We also plan to vacate our leased property located at 268 Brodhead Road in Bethlehem, Pennsylvania at the end of the second quarter of 2003. We are currently listing this property for sublease. This lease cost is included in the restructuring reserve as of December 31, 2002. This property is approximately 34,580 square feet. The remaining lease payments on this property total $979,000 through August 2005.

     The activity in the restructuring charge accrual during 2002 is summarized in the table below:

                                                     ACCRUED                                             ACCRUED
                                                  RESTRUCTURING                         CASH          RESTRUCTURING
                                                      AS OF            2002           PAYMENTS            AS OF
                                                  DECEMBER 31,    RESTRUCTURING        DURING          DECEMBER 31,
                                                      2001            CHARGE             2002              2002
                                                  ------------     ------------      ------------      ------------
Telecommunications exit and termination fees      $   233,980      $        --       $        --       $   233,980
Leasehold termination costs ................          115,543               --          (115,543)               --
Sales and marketing contract terminations ..           52,321               --           (50,000)            2,321
Facility exit costs ........................        1,370,273        2,839,683          (622,848)        3,587,108
                                                  ------------     ------------      ------------      ------------

                                                  $ 1,772,117      $ 2,839,683       $  (788,391)      $ 3,823,409
                                                  ============     ============      ============      ============

RESULTS OF OPERATIONS

REVENUES

     We classify our revenue into these major categories: revenues from the sale of enterprise level (Business Class) Internet access and enhanced products and services; SOHO and residential Internet access, which includes revenues from the sale of Internet access to SOHOs and residential customers and revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers; revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services; and revenues from e-Solutions, web design and development services. We target our Internet access and enhanced services to businesses located within our active markets. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS ATM dark fiber, enterprise class DSL services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. Our business plan focuses on the core service offering of Internet access coupled with add-on sales of enhanced products and services as our customers' Internet needs expand. Internet access and enhanced product revenues are recognized as services are provided. We expect our Internet access and enhanced product revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

     The market for data and related services is becoming increasingly competitive. We seek to continue to expand our customer base by both increasing market penetration in our existing markets and by increasing average revenue per customer by selling additional enhanced products and services. We have had a historically low churn rate with our dedicated Internet customers. Our churn rate increased during 2002 as we increased the amount of customers gained through acquisition and experienced significant post acquisition churn. We believe as the industry consolidates that we will have opportunities to migrate customers from our competitors as their customers become dissatisfied with the level of service provided by the consolidated organizations. In addition, the recent economic challenges have caused other providers to either cease operations or terminate certain product offerings. We seek to grow our revenues by capturing market share from other providers.

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

     We also offer our customers virtual private network, or VPN solutions. VPN's allow business customers secure, remote access to their internal networks through a connection to FASTNET's network. The cost of these services varies with the scope of the services provided.

COST OF REVENUES

     Our cost of revenues primarily consists of our Internet connectivity charges and network charges. These are our costs of directly connecting to multiple Internet backbones and maintaining our network including customer connections. Cost of revenues also includes engineering payroll, creative and programming staff payrolls for web design and development, facility rental expense for network infrastructure, and rental expense on network equipment financed under operating leases.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     REVENUES. Revenues increased approximately $16.8 million, or 110% to $32.1 million for the year ended December 31, 2002 compared to $15.3 million for the year ended December 31, 2001. The acquisitions of NetReach, SuperNet, Netaxs, and AppliedTheory customers have accounted for the increase in revenues. Due to the type of customer base and size of these recent acquisitions, we experienced substantial growth in our revenues derived from dedicated access customers. The percentage of revenues generated from dedicated access customers increased from approximately 29% for the year ended December 31, 2001 to approximately 55% for the year ended December 31, 2002.

     Revenues for the quarter ended December 31, 2002 were approximately $9.3 million, an increase of $5.4 million over the quarter ended December 31, 2001 but a decrease from the quarter ended September 30, 2002 of $1.1 million. This decrease is due to various high bandwidth cancellations and reductions in service during the fourth quarter of 2002, which were acquired in connection with the AppliedTheory and Netaxs acquisitions. These customer cancellations and reduction of service accounted for approximately $2.1 million in quarterly revenue. We were also unable to recognize approximately $600,000 in billed but unpaid services and cancellation fee revenues from significant customers due to our inability to finalize certain contractual commitments with these customers. We are pursuing resolution of these items and will record the revenue at such time and reduction of service when the fees are received.

     COST OF REVENUES. Cost of revenues increased by approximately $9.7 million, or 99%, from approximately $9.8 million for the year ended December 31, 2001, to $19.5 million for the year ended December 31, 2002. Gross margin improved from 36% for the year ended December 31, 2001 to 39% for the year ended December 31, 2002. The increase in cost of revenues is due to the increased costs associated with the addition of the Netaxs, NetReach, and AppliedTheory networks and associated customer bases. The improved gross margin percentage was attributable to improved network utilization resulting from these recent acquisitions, although recent customer attrition may negatively impact our future results. We expect to realize additional network cost synergies as we continue to integrate the acquired networks and satisfy the network commitments of our recent acquired operations; however, we can not predict the amount and timing of these synergies. Cost of revenues during the quarter ended December 31, 2002 increased as a percentage of revenues over the prior quarter due to network costs related to recently cancelled customers and we recorded liabilities of approximately $500,000 for ongoing disputes with our network vendors.

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by approximately $3.2 million, or 31%, from approximately $10.5 million for the year ended December 31, 2001 to approximately $13.7 million for the year ended December 31, 2002. The increase is primarily due to increased salary costs due to the expansion of the Company and increases to the allowance for doubtful accounts receivable that we attribute primarily to negative changes in the economy.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by approximately $1.2 million, or 15%, from approximately $7.8 million for the year ended December 31, 2001 to $9.0 million for the year ended December 31, 2002. This increase is comprised of additional depreciation related to networking equipment acquired in connection with the NetReach, Netaxs, and AppliedTheory acquisitions and an increase in amortization expense from intangibles recorded for these acquisitions, offset by a decrease in goodwill amortization as a result of the application of SFAS No. 142, which required that we ceased amortization of goodwill effective January 1, 2002.

     RESTRUCTURING CHARGES. We recorded a restructuring charge of $2.8 million in December 2002 to recognize the present value of the remaining lease obligations and other costs for facility leases in exited markets (see Note 8 to Consolidated Financial Statements). We recorded a restructuring charge of $1.3 million in the year ended December 31, 2001 related to excess and idle data centers and administrative offices (See note 8 to Consolidated Financial Statements)

     IMPAIRMENT CHARGES. We recorded an aggregate impairment charges of $3.7 million in December 2002 related to the Company's annual goodwill impairment test and our impairment test for identified intangible assets.(see Note 2 to Consolidated Financial Statements).

     EXTINGUISHMENT OF DEBT. A gain on the extinguishment of debt in the amount of approximately $5.6 million was recorded in the year ended December 31, 2001 as a result of the settlement of certain capital lease obligations with certain equipment vendors.

     OTHER INCOME/EXPENSE. Interest income decreased by approximately $500,00 from approximately $700,000 for the year ended December 31, 2002 to approximately $200,00 for the year ended December 31, 2002. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense decreased by approximately $100,00 from approximately $700,000 for the year ended December 31, 2001 to approximately $600,000 for the year ended December 31, 2002. The decrease in interest expense is primarily the result of the settlement of capital lease obligations during 2001 offset by increased interest expense from seller notes of recent company acquisitions.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues increased by $2.6 million or 21% to $15.3 million for the year ended December 31, 2001 compared to $12.7 million for the year ended December 31, 2000. This increase in revenues was primarily a result of an increase in business customers using our dedicated Internet access. Our dedicated Internet access customer base grew by 89% from 860 as of December 31, 2000 to 1,628 as of December 31, 2001. Colocation revenues also contributed to the overall increase in revenues. Colocation revenues increased by $546,000 or 164% from $334,000 in 2000 to $880,000 in 2001 as a result of our increased focus on this customer base and our new colocation facilities opened in December 2000. Revenues also increased due to the acquisitions of Cybertech Wireless in March 2001 and NetReach in November 2001. Our revenue growth was offset by the loss of Microsoft WebTV. The revenues from Microsoft WebTV declined by $1.3 million for the year ended December 31, 2001. Our contract with Microsoft's WebTV was terminated in September 2001. Our revenue growth was also offset by a decrease in the average revenue per customer in 2001 as a result of additional enterprise DSL customers and wireless access customers.

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

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $7.5 million or 42% from $17.9 million for the year ended December 31, 2000 to $10.5 million for the year ended December 31, 2001. This decrease was primarily attributable to reduction in head count of selling, general and administrative personnel from 91 at December 31, 2000 to 86 at December 31, 2001. We also reduced the Company's selling, marketing and advertising expenditures from $5.7 million for the year ended December 31, 2000 to $2.3 million for the year ended December 31, 2001. This decrease resulted from the reduction of advertising expenses and sales personnel in markets where we discontinued our direct sales efforts. The remaining decline in selling, general and administrative expenses related to the Company's general cost containment efforts in the year ended December 31, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.8 million or 55% from $5.0 million for the year ended December 31, 2000 to $7.8 million for the year ended December 31, 2001. This increase related to additional depreciation that was attributable to networking equipment acquired during 2000 and 2001 and the additional depreciation on assets acquired from Cybertech and NetReach. Additionally, amortization expense increased due to the Cybertech and NetReach acquisitions. Amortization expense related to the

Cybertech and NetReach intangibles was $208,000 in the year ended December 31, 2001.

     RESTRUCTURING CHARGE. We recorded a restructuring charge of $1.3 million in the year ended December 31, 2001 related to our excess and idle data centers and administrative offices (see Note 8 to Consolidated Financial Statements).

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

     GAIN ON EXTINGUISHMENT OF DEBT. A gain on the extinguishment of debt in the amount of $5.6 million was recorded in the year ended December 31, 2001 as a result of the settlements of certain capital lease obligations with two equipment vendors.

CASH FLOWS ANALYSIS

     Cash flows used in operating activities decreased by $8.0 million from cash used of $12.1 million in the year ended December 31, 2001 to cash used of $4.1 million for the year ended December 31, 2002. This decrease was primarily the result of a reduction of cash expenditures paid to vendors of $8.2 million. These items were offset by a reduction in amounts collected from customers of approximately $3.3 million.

     Cash flows provided by investing activities decreased $14.9 million from cash provided of $15.6 million in the year ended December 31, 2001 to cash provided by investing activities of $0.6 million in the year ended December 31, 2002. This decrease in cash flows was a result of reduction in our investments that were sold in 2001 in order to fund our 2002 operations, and a decrease in the purchase of property and equipment.

     Cash flows provided by financing activities decreased by $6.0 million from cash provided of $1.8 million during the year ended December 31, 2001 of $4.2 million of cash used in the year ended December 31, 2002. This decrease in cash flows was a result of repayments of long-term debt and capital lease obligations in the year ended December 31, 2002. These capital lease payments are primarily attributable to capital lease settlement reached, but not paid, during 2001. Additionally, the Company raised $2.9 millin from the sale of Preferred stock in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents balances (exclusive of restricted marketable securities) declined approximately $7.7 million from $10.3 million at December 31, 2001 to approximately $2.6 million at December 31, 2002. This reduction was primarily due to the use of $1.2 million (net of cash received) for acquisitions, approximately $1.0 million for the satisfaction of acquisition costs related to the NetReach, SuperNet, Netaxs and AppliedTheory acquisitions, $0.8 million for the satisfaction of restructuring liabilities, $1.8 million for the repayment of capital lease obligations. The remainder of the decline in cash was due to amounts utilized to fund operating losses and deferred revenue acquired in connection with the AppliedTheory transaction.

     On June 2002, we amended our loan and corresponding note, with First Union and increase the borrowing from $2.3 million to $4.8 million. During the fourth quarter of 2002, we liquidated the certificate of deposit used to secure the loan and repaid the note in full to eliminate these debt instruments.

     In connection with the acquisition of the AppliedTheory customer base, we guaranteed to the Bankruptcy Court the collection of at least $2.5 million from the accounts receivable attributable to the customers that we acquired.

     These receivables have been recorded at their estimated net realizable value of approximately $1.5 million as of December 31, 2002. We were required to satisfy the guarantee of $2.5 million no later than December 31, 2002. We have not made the payment and have disputed a significant portion of the guarantee. Based upon collection information provided to us to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1.2 million of the $2.5 million and the estate of AppliedTheory has collected approximately $0.2 million. We have directly collected approximately $0.9 million of the AppliedTheory receivables purchased. During the fourth quarter of 2002, we requested that ClearBlue remit to us the cash it had collected with respect to accounts receivable attributable to customers acquired by FASTNET. In December 2002, we provided our consent to allow ClearBlue to remit directly to the estate of AppliedTheory the funds it had collected; however, ClearBlue has not done so to date. As a result, the receivables applicable to the ClearBlue and estate collections have not been offset against the amount due the estate as of December 31, 2002. We expect to collect these amounts; however, if ClearBlue does not remit these payments to us, or the estate, we may be required to remit any shortfalls (see Item 3 Legal Proceedings).

     Our net accounts receivable balance increased from $2.7 million as of December 31, 2001 to $7.4 million at December 31, 2002, an increase of $4.7 million. This increase is primarily due to the $1.5 million remaining due from the customer base of the AppliedTheory acquisition and increased billings by Applied Theory and Netaxs customers during 2002. Excluding the balance of accounts receivable owed to us by ClearBlue, our accounts receivable turnover ratio remained stable versus the prior year. We are aggressively seeking to improve the turnover of our accounts receivable through increased customer contact, stricter enforcement of our payment terms and increased integration of our payment and service delivery systems. Concurrent with this strategy, we are seeking more favorable pricing and credit terms from our vendors. Our available working capital and operating efficiency and ability to fund operations will be dependent, among other things, on the success and outcome of these events and strategies.

     Our working capital deficit is approximately $15.6 million at December 31, 2002. This deficit is primarily attributable to the equipment capital leases obligations from the Netaxs and AppliedTheory acquisitions, cash required to fund acquired deferred revenue that was recognized during 2002 (but billed and collected by AppliedTheory), funds paid for the acquisitions, and increased amounts payable due to the pre-acquisition liabilities and transaction costs of the Netaxs and AppliedTheory acquisitions. We are currently negotiating settlement of these equipment leases with the respective vendors and these leases have been classified as current liabilities. Our settlement proposals include alternative capital lease terms including options for early retirement of the debt as well as an extension of the payment schedule. We have suspended payments of these capital lease obligations and as a result may be considered to be in default of the terms of the obligations. We cannot give assurance as to the satisfactory outcome or timing of these negotiations. We are also exploring certain equity capital alternatives and have entered into discussions with various lenders to provide us with additional sources of working capital (including an asset based line of credit) to fund our ongoing operations. We cannot give assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if we should raise equity or debt capital.

     As of December 31, 2002, we had a working capital deficit of $15.6 million and an accumulated deficit of $65.7 million. For the year ended December 31, 2002, we used cash for operating activities of $4.1 million and had a net loss to common shareholders of $18.1 million. At December 31, 2002, we also have obligations for future payments under contracts and other contingent commitments for the fiscal year 2003 that total $20.0 million. These liabilities include commitments for capital and operating lease obligations, current debt and telecommunications circuit commitments.

     We are currently evaluating the timing and amount of capital that our operations will require. We will be required to obtain additional financing during 2003 if some or all of the following events do not occur:

     o Our revenues do not increase as anticipated, or we experience elevated levels of customer churn;
     o We are unable to reach satisfactory resolution on our negotiation of capital lease obligations that are included in current liabilities (see Note 9 to our Consolidated Financial Statements
     o    There is no improvement in our accounts receivable turnover;
     o    We do not obtain improved credit terms from our vendors;
     o We do not obtain repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET that are due to the bankruptcy estate of AppliedTheory; or
     o We are unsuccessful in defending against litigation instituted against us by the Official Committee of Unsecured Creditors that relates to liabilities owed to Finova Capital in connection with the AppliedTheory transaction, and we are required to make payments of additional disputed amounts under our guarantee of accounts receivable to the Estate of AppliedTheory of up to $2.5 million.

     Given the current climate of the economy and the technology sector, we believe that it will be extremely difficult for us to obtain additional financing on acceptable terms, if at all. We have retained DH Capital, LLC as a financial advisor to assist us in raising equity and evaluating strategic alternatives, including the sale of all or a part of our Company. If we are unable to secure the necessary financing to continue to fund our operations, we may be required to reduce the scope of our operations by, among other things, closing certain markets and making further reductions in head count or suspend payments to suppliers. In addition, if we are unable to pay our contractual and other contingent commitments when due, our suppliers may suspend service to us. Any of these events could harm our business, financial condition, cash flows or results of operations. In addition, to the extent we are able to raise capital through the issuance of equity securities including the issuance of Common stock or Preferred Stock, such issuances likely will dilute our current shareholders.

     We believe that our property and equipment are sufficient for the operation of our existing business for the next twelve months and do not anticipate the need to make material capital expenditures related to any planned expansion of our business.

     During the fourth quarter of 2000, we recorded an initial restructuring charge of $5.2 million in connection with our modified business plan, and during the fourth quarter of 2001, we recorded an additional restructuring charge for $1.3 million. During the fourth quarter of 2002, we recorded a restructuring charge of $2.8 million to record the remaining lease obligations under these idle facilities. The 2002 charge represents the present value of the remaining lease obligations and related costs of our idle facilities. Of these 19 restructuring charges, $3.8 million has not been paid as of December 31, 2002 and is, accordingly, classified as accrued restructuring costs. The restructuring charges were determined based on formal plans approved by our management and Board of Directors using the information available at the time.

     During the fourth quarter of 2002, we recorded an impairment charge of $3.5 million related to our annual goodwill impairment test and our impairment test for identified intangible assets. (See Note 2 to Consolidated Financial Statements).

     Subsequent to our acquisition of Netaxs, it was determined that Netaxs owed certain federal and state payroll related liabilities of approximately $700,000, exclusive of penalty and interest charges. We have determined that we have a right of full offset of this liability against the promissory notes and other amounts issued to the former shareholders of Netaxs including amounts held in escrow. Netaxs, along with the former shareholders of Netaxs, we have reached agreement to offset payments of these liabilities against the notes. As a result, we have suspended payment of the principal and interest due under the promissory notes pending satisfaction of the payroll liabilities. During 2002, we began making payments under a payment plan proposed to the taxing authorities in a manner consistent with the principal and interest due under the Netaxs promissory notes. As a result, we do not anticipate that this arrangement will have a material impact on our working capital needs. We expect to complete our obligation under the payment plan during the third quarter of 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth our approximate aggregate obligations at December 31, 2002, for future payments under contracts and other contingent commitments, for the years 2003 and beyond.

                                             2003            2004             2005             2006           THEREAFTER
                                         ------------     ------------     ------------     ------------     ------------
CONTRACTUAL OBLIGATIONS
Long-term debt ....................      $   728,000   $   1,269,000      $   658,000      $        --      $        --
Capital lease obligations .........        3,687,000          63,000               --               --               --
Operating leases ..................        2,127,000       1,874,000        1,388,000          491,000         1,833,000
Telecommunications circuits .......       10,910,000       9,760,000        6,253,000        1,411,000           779,000
Payable to bankruptcy estate ......        2,500,000              --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
Total contractual obligations .....      $19,952,000      $12,966,000      $8,299,000      $ 1,902,000      $  2,612,000
                                         ------------     ------------     ------------     ------------     ------------

CRITICAL ACCOUNTING POLICIES:

     In December 2001, the SEC requested that all public companies filing reports with the SEC list their three to five most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Management and the Audit Committee of the Board of Directors considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

REVENUE RECOGNITION

     Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges relating to hardware and other provisioning services primarily relates to the mutual connection fees are recognized as revenue over the life of the customer contract. We recognize ongoing access revenue over the period the services are provided. We offer contracts for Internet access that are generally paid for in advance by customers. We have deferred revenue recognition on these advance payments and recognize this revenue ratably over the service period. Management believes that this policy constitutes a critical policy since nearly all of its services are provided over extended periods of time. The use of a different method would substantially affect the timing and matching of revenues and costs leading to materially different results.

     We sell our web hosting and related services for contractual periods ranging from one to twelve months. These contracts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenues in the period in which customers utilize such services. Revenues include network installation, maintenance and consulting services. These services are provided on a time-and-material basis and revenues are recognized based upon time (at established rates) and other direct costs as incurred.

     Revenues also include consulting and web design related projects. Revenues from professional services are generally recognized as the services are provided. We generally recognize professional services and web design revenue using the percentage-of-completion method. The percentage-of-completion method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenue recognized to date are classified as deferred revenues, whereas revenue recognized in excess of amounts billed are classified as unbilled accounts receivable.

TELECOMMUNICATION CHARGES

     Cost of revenues primarily includes the cost of leased circuits and charges for Internet bandwidth provided by our telecommunication vendors. Our policy is to record the expense from the time the circuit or service becomes available for use and continues until the circuit is cancelled, provided that we have satisfied our contractual term commitment and any cancellation notice period for the subject circuit or service. In the case where a circuit may be cancelled before the end of its contractual period, we record the remaining term commitment or liability as otherwise calculated by the vendor as a period expense except in those cases where we can replace the commitment with an existing circuit or where we have received a confirmed order on a new circuit and have received agreement to do so from our vendor.

     From time to time, we will dispute charges from our telecommunication network providers due to their administrative billing errors, incorrect cancellation or installation dates, incorrect rates, usage, service and various other causes. Our procedure is to validate the charges from our vendors against internal work order documentation and network monitoring systems. If we discover such a discrepancy, we notify our vendor and file a written dispute, supply our documentation and estimate the correct telecommunication charges. As a result, our calculation of certain network liabilities may vary from our telecommunication vendors and certain amounts, which could be material, may be in dispute at any time. In such cases, our cost of revenues represent the Company's best estimate of the charges and may vary from the amount, which will ultimately be due. With regard to such disputes we estimate the likely outcome of such disputes based on all information available to us at the time.

     We make certain commitments to our vendors upon installation of its network components including customer connections. These commitments can range from a period of one month to a number of years. The commitment from the customers can terminate as a result of unexpected cancellation or failure to pay for the services. In such cases, we may have a remaining commitment due to the vendor providing the network element or customer connection. Under normal circumstances, we are able to replace its commitments with new orders. However, in certain cases due to the location or size of the circuit, we may not be able to replace such commitment within a short period of time. As a result, a significant loss may result from that commitment until it is replaced. Due to the extended terms that may apply to a circuit, the remaining commitment may have a significant effect on quarterly results if expensed. If the commitment for such circuit is replaced, a significant credit could result upon replacement.

ACCOUNTS RECEIVABLE RESERVE

     Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectible in the future. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we believe that we currently have an adequate reserve for uncollectible accounts, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are distributed over a large customer base, management does not believe that a significant change in the liquidity or financial position of any one of our customers would have a material adverse impact on the collectibility of our accounts receivables and our future operating results. Since our services are billed in advance for periods of up to one year, the amount due from a customer may substantially exceed the amount of the receivable recognized as revenue.

IMPAIRMENT OF FIXED ASSETS AND INTANGIBLES

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     o    significant negative industry or economic trends.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $31.5 million as of December 31, 2002.

      SFAS No. 142 "Goodwill and Other Intangible Assets" no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, we have ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. "Accounting for the Impairment or Disposal of Long-Lived Assets" through the use of an independent valuation firm. We are required to perform a fair market value analysis of our identified intangible assets under SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", and record an impairment charge and write down of such assets, if any, prior to recording an impairment charge for goodwill. The annual SFAS No. 142 and SFAS No. 144 impairment tests requires us to record a non-cash charge to write down a significant portion of our goodwill and identified intangible assets. The recording of such charges may have an adverse effect on our results of operations and financial condition.

     We completed our annual goodwill impairment test under SFAS No. 142 during December 2002. Due to the severity and the length of the current industry downturn, including the decrease in the fair market value of our common stock during 2002 and the our continued losses, we also tested our identified intangible assets for impairment under SFAS No. 144 during December 2002. As a result, we recognized impairment charges of $2,339,000 to reduce goodwill and $1,411,000 to reduce identified intangible assets. The identified intangible asset impairment charge relates primarily to the customer list acquired from AppliedTheory in May 2002. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated using primarily the market capitalization of the Company's common stock over a reasonable period of time, including a control premium. The aggregate charges of $3,750,000 recorded in 2002 are included in impairment charges in the accompanying consolidated statements of operations. (see Note 1 in Consolidated Financial Statements).

     Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. If our current financial projections or related assumptions are modified in the future, we may be required to record additional impairment charges.

     We have determined that this accounting policy is critical due to the capital-intensive nature of providing our services and the recent substantial changes in the fair market values of assets used in our business in recent years resulting from over-capacity within the industry.

RESTRUCTURING CHARGES

     In October 2000, we adopted a plan to reduce the number of markets that we had in operations from 20 to 8, and terminated 44 employees.

     We ceased all sales and marketing activities in the 12 closed markets and are negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations we are unable to cancel for network and related cost in the markets being closed. These costs consist of both Internet backbone connectivity cost, as well as network and access costs. These services are no longer required in the closed markets. Carrying costs and rent expense for leased facilities located in non-operational markets are included in Leasehold termination payments. We are actively pursuing both sublease opportunities as well as full lease terminations.

     We have recorded a restructuring charge of $5.2 million in the fourth quarter of 2000. During 2000, $1.1 million was paid to settle these obligations. During fiscal 2001, $3.6 million was paid to settle these obligations. While we had planned to pay the entire $5.2 million, as of December 31, 2002, $747,000 of the original charge remained unpaid.

     Throughout 2002 and 2001, we have continually reviewed the reserves that were established in October 2000 as part of its 2000 restructuring plan. In the fourth quarter of 2001, we recorded an additional $1.3 million restructuring charge related to its excess and idle data centers and administrative offices. The amount of the charge was determined using assumptions regarding our ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as we experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market.

     During 2002, we actively marketed our idle data centers and obtained a long-term tenant for many of the locations, except that this tenant failed to take possession of the facilities on schedule and ultimately defaulted on the agreement in late 2002. We have concluded it is unlikely that we will obtain a long-term tenant for these idle facilities. Additionally, we have decided to vacate and offer for sublease a portion of our offices and consolidate these employees in FASTNET's principal executive office effective July 1, 2003. The present value of the remaining cost of this lease has been included in our restructuring reserve. As a result, we have recorded an additional restructuring charge of approximately $2.8 million to adjust the accrued restructuring account to the present value of the future cash outflows of the idle locations. We will continue our efforts to sublease these facilities, but we do not expect these efforts to be successful. The total amount of lease payments relating to these excess or idle facilities is approximately $4.5 million through 2010.

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

     In January 2000, the Company received a $1,000,000 promissory note from the Financial Advisor. This promissory note was repaid upon the consummation of the initial public offering.

     In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to an advisor who is an affiliate of a significant shareholder for professional services rendered.

     In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid the firm approximately $508,000 in the year ended December 31, 2002.

     The Company has $395,000 of NetReach Notes due to the Landlord of one of the Company's facilities. The Company paid the landlord $54,957 in the year ended December 31, 2002. Additionally, the Landlord has warrants to purchase 18,420 shares of Common stock at exercise prices of $7.57 and $3.78.

     In the year ended December 31, 2001, the Company advanced $202,400 in promissory notes, bearing interest at 3.75% per annum, to several executives of the Company. Certain executives repaid an aggregate of $58,400 of the promissory notes in the year ended December 31, 2001. An additional $50,000 promissory note was advanced to an executive in the three months ended March 31, 2002. Payments have not been made on the promissory notes in the twelve months ended December 31, 2002. The Company amended the terms of the notes in June 2002. The promissory notes, which were to be repaid in full or through 18 monthly payments to begin in April 2002, have been amended to be payable on demand.

     A significant customer of the Company is a shareholder. Revenues from this customer from the year ended December 31, 2002 were approximately $2,066,000 or 6% of total revenues. A member of the Company's Board of Directors is also an officer of this customer.

     In May, 2002 the Company entered into a management consulting agreement with a management consulting firm controlled by a compensated member of the Company's Board of Directors with a minimum fee due under the contract of $2,500 per month. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The Company granted to this firm 63,160 stock options during 2002. The Company paid this firm $99,746 for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company recorded an extraordinary gain on the extinguishment of debt in 2001 in the amount of $5,636,377. As a result of SFAS No. 145, these amounts have been reclassified from an extraordinary item to other income in the 2001 presentation.

     In June 2002, the FASB issued SFAS No. 146,"Accounting for costs associated with Exit or Disposal Activities", SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness to Others", an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", An Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FACTORS AFFECTING FUTURE OPERATING RESULTS

IF WE FAIL TO RAISE NEEDED CAPITAL TO FUND OUR OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

     Our independent auditors have included an explanatory paragraph in their audit report included in this Annual Report on Form 10-K describing conditions that raise substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2002, we had a working capital deficit of $15.6 million, and an accumulated deficit of $65.7 million. For the year ended December 31, 2002, we used cash for operating activities of $4.1 million and had a net loss of $17.1 million. We also had, at December 31, 2002, obligations for future payments under contracts and other contingent commitments for the fiscal year 2003 totaling $20.0 million.

     We are currently evaluating the timing and amount of capital that our operations will require. We will be required to obtain additional financing during 2003 if some or all of the following events do not occur:

     o Our revenues do not increase as anticipated, or we experience elevated levels of customer churn;
     o We are unable to reach satisfactory resolution on our negotiation of capital lease obligations that are included in current liabilities (see Note 9 to our Consolidated Financial Statements);
     o    There is no improvement in our accounts receivable turnover;
     o    We do not obtain improved credit terms from our vendors;
     o We do not obtain repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET that are due to the bankruptcy estate of AppliedTheory; or
     o We are unsuccessful in defending against litigation instituted against us by the Official Committee of Unsecured Creditors that relates to liabilities owed to Finova Capital in connection with the AppliedTheory transaction, and we are required to make payments of additional disputed amounts under our guarantee of accounts receivable to the Estate of AppliedTheory of up to $2.5 million.

     Given the current climate of the economy and the technology sector, we believe that it will be difficult for us to obtain additional financing on acceptable terms, if at all. If we are unable to secure the necessary financing, we may be required to reduce the scope of our operations by, among other things, closing certain markets and making further reductions in head count or suspend payments to suppliers. In addition, if we are unable to pay our contractual and other contingent commitments when due, our suppliers may suspend service to us. Any of these events could harm our business, financial condition, cash flows or results of operations. In addition, to the extent we are able to raise capital through the issuance of equity securities, including the issuance of Common Stock or Preferred Stock, such issuances likely will dilute our current shareholders.

IF WE ARE UNABLE TO ACHIEVE THE COST SAVINGS AND REDUCTION IN CASH CONSUMPTION UNDER OUR REVISED BUSINESS PLAN, WE MAY HAVE TO FURTHER MODIFY OUR BUSINESS PLAN AND OUR BUSINESS COULD BE HARMED.

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

     We are currently attempting to renegotiate certain of our capital leases totaling approximately $3.5 million, which we acquired in connection with our acquisitions of Netaxs and of certain assets of AppliedTheory. While we have been actively engaged in discussions with the vendors of these capital leases to obtain modified payment terms, we have continued to not make any payments on these obligations. As a result, we may be considered to be in default of these capital lease obligations and we have classified all outstanding amounts related to these leases as current on our balance sheet as of December 31, 2002. We cannot assure you that we will be able to successfully renegotiate these capital leases, and if not, that we will be able to cure any default or that the lessors will not seek repayment or the other remedies that are available to them. Potential lender remedies could include, among other things, accelerating our obligations under affected leases and repossessing the equipment and otherwise seeking to enforce their security interests in such equipment and other secured assets, which may be crucial to the operations of the business. Any such events could have a material adverse effect upon us and, to the extent that payments of all outstanding amounts related to the capital leases are accelerated, could have a significant adverse impact on our available cash for operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY CHANGES IN SUPPLIERS OF OUR LEASED-LINE CONNECTIONS, OUR INABILITY TO RENEGOTIATE TERM COMMITMENTS WITH SUCH SUPPLIERS OR DELAYS IN DELIVERY OF SERVICES FROM SUCH SUPPLIERS.

     We are dependent on third party suppliers for our leased-line connections or bandwidth. The term of these contracts are of varying lengths and may in certain instances exceed the term of the contract with the customer. As a result, from time to time during the terms of our customer contracts, we may be required to extend the terms of our current leased-line connection contracts, replace existing commitment with orders from new customers, enter into new contracts with third-suppliers in order to maintain adequate levels of bandwidth or seek to terminate contracts with vendors based upon network utilization and customer related cancellations. To the extent that these suppliers increase prices, are unwilling to renegotiate terms or have difficulty in delivering their services, we may incur a loss and or be required to develop alternative sources for such services. If we are unable to negotiate extended terms with our current third-party suppliers, or we are unable to enter into new contracts with other third-party suppliers, replace the commitment with orders from new customers, in a timely manner or under terms that are acceptable to us, our ability to fulfill our obligations under our customer contracts may be hindered and could have an adverse effect on our business.

WE HAVE IMPLEMENTED A REVISED STRATEGIC BUSINESS PLAN. AS A RESULT, WE MAY NOT BE ABLE TO ACHIEVE THE DESIRED RESULTS UTILIZING THIS NEW PLAN.

     We announced our revised business plan and strategy in response to changes in market conditions, the low probability of obtaining additional financing for the existing business plan, and competitive factors. Due to our current level of working capital, we are now less focused on acquisitions and more focused on growth through organic sales activities. Our business strategy is dependent upon our continued ability to:

     o Increase revenues organically through our existing financial resources;

     o Attract and sell additional products and services to our target customers and;

     o    Enter into selected product or service partnerships.

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

IF WE ARE UNABLE TO INTEGRATE THE OPERATIONS WE HAVE ACQUIRED WITH FASTNET, WE MAY NOT REALIZE OUR PLANNED COST SAVINGS.

     A key element of our business strategy during 2001 and 2002 was to grow through acquisitions. We must be able to integrate the networks of FASTNET and these acquired operations to gain the efficiencies we hope to achieve. We also must be able to retain and manage key personnel, integrate the back-office operations of these acquired operations into the back-office operations of FASTNET, and expand our consolidated company product portfolio across our increased customer base from these acquired operations or we may not be able to achieve the operating efficiencies we anticipate.

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

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY.

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

     In addition, it is likely that we will be required to obtain financing through the acquisition of additional indebtedness, such as through bank borrowings. The instruments relating to these debt instruments may contain additional covenants limiting our flexibility, including, but not limited to, covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of these debt instruments may entitle the lender(s) to accelerate the payment of the indebtness and foreclose on certain of our assets that may be used to secure the indebtness. Any of our secured lenders would be available for distribution to other creditors and, lastly, to the holders of FASTNET's capital stock.

IN THE FUTURE, WE MAY BE UNABLE TO EXPAND OUR SALES, TECHNICAL SUPPORT AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH MAY HINDER OUR ABILITY TO GROW AND MEET CUSTOMER DEMANDS.

     On October 10, 2000, we terminated personnel across all departments of the Company. This involuntary termination may make it more difficult to attract and retain employees. If, in the future, we are unable to expand our sales force and our technical support and customer support staff, our business could be harmed since this more limited staff could limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

     We have never declared or paid cash dividends on our Common Stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our shareholders' equity. For the year ended December 31, 2002, we had a net loss applicable to common shareholders of approximately $18.1 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

     Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

     o    timing of the introduction of new products and services;

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

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ SMALLCAP MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

     If we are unable to maintain the standards for listing on the NASDAQ SmallCap Market, our Common Stock may be delisted from this market and may be traded on the OTC Bulletin Board, which may make it more difficult for investors to dispose of our Common Stock and could subject us to the "penny stock" rules implemented by the SEC. On February 19, 2003 our Common Stock was transferred to the NASDAQ Small Cap Market from the NASDAQ National Market as a result of our failure to maintain the minimum continued listing standards of the NASDAQ National Market, including minimum bid price and market value of publicly held shares. The NASDAQ SmallCap Market also requires that listed companies maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum market value of publicly held shares. For example, the NASDAQ SmallCap Market requires that listed companies maintain a minimum bid price of at least $1.00 and a minimum market value of publicly held shares of $5 million.

     Our Common Stock currently does not meet the NASDAQ minimum listing standard of a $1.00 minimum bid price, nor the minimum market value of publicly held shares of $5 million. We will have a 180-day grace period ending on August 18, 2003 from meeting the NASDAQ Small Cap Market listing requirements. We intend to pursue all available options to meet these NASDAQ listing requirements. If our Common Stock is delisted from the NASDAQ Small Cap Market, sales of our Common Stock would likely be conducted on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, such as the OTC Bulletin Board or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". This may have a negative impact on the liquidity and price of our Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our Common Stock. As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common Stock.

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

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK MAY BECOME VOLATILE.

     The market price of our Common Stock has fluctuated significantly in the past, and may become highly volatile again in the future. In addition, the trading volume in our Common Stock may fluctuate, and significant price variations can occur as a result. We cannot assure you that the market price of our Common Stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our Common Stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY FINANCIAL ACCOUNTING OF OUR RECENT ACQUISITIONS, INCLUDING DILUTIVE ISSUANCES OF SECURITIES, INCURRENCE OF DEBT, AND THE RECORDING OF SIGNIFICANT IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS AND GOODWILL.

     The purchase price for many of the acquired businesses of our recent acquisitions may have exceeded the current fair value of the net identifiable assets of the acquired businesses. As a result, material adjustments to goodwill and other intangible assets were required to be recorded which resulted in significant charges in past periods and could result in significant charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

     SFAS No. 142 "Goodwill and Other Intangible Assets" no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, we have ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. We have performed our annual goodwill impairment test and identified intangible asset impairment through the use of an independent valuation firm. This analysis resulted in impairment charges of $3.7 million in December 2002. We are required to perform a fair market value analysis of our identified intangible assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and record an impairment charge and write down of such assets, if any, prior to recording an impairment charge for goodwill. The annual SFAS No. 142 and SFAS No. 144 impairment tests require us to record a non-cash charge to write down a significant portion of our goodwill and identified intangible assets. The recording of such charges may have an adverse effect on our results of operations and financial condition.

FUTURE SALES OF OUR COMMON STOCK, OR PREFERRED STOCK, COULD REDUCE THE PRICE OF OUR STOCK AND OUR ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS.

     No prediction can be made as to the effect, if any, that future sales of shares of Common Stock, or Preferred Stock, which may be convertible into Common Stock, or the availability for future sale of shares of Common Stock or securities convertible into or exercisable for our Common Stock will have on the market price of our Common Stock. Sale, or the availability for sale, of substantial amounts of Common Stock by existing shareholders under Rule 144, through the exercise of registration rights or the issuance of shares of Common Stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our Common Stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

     o National Internet service providers and regional and local Internet service providers;

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

     As a result of vertical and horizontal integration in the industry, we currently face and expect to continue to face significant pricing pressure and other competition in the future. Advances in technology and changes in the marketplace and the regulatory environment will continue, and we cannot predict the effect that these ongoing or future developments may or the effect on pricing of company products and services.

     Many of our competitors have significantly greater market presence, brand-name recognition, and financial resources than we do. In addition, all of the major long distance telephone companies, also known as interexchange carriers, offer Internet access services. The recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, many carriers are integrating horizontally through acquisitions of or joint ventures with Internet service providers, or by wholesale purchase of Internet access from Internet service providers. In addition, many of the major cable companies and other alternative service providers, such as those companies utilizing wireless electric power and satellite- based service technologies, have announced their plans to offer Internet access and related services. Accordingly, we may experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also already provide telecommunications and other services to many of our target customers. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services, which we do not currently offer. This bundling of services may harm our ability to compete effectively with them and may result in pricing pressure on us that would reduce our earnings.

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

     o    Limited number of reliable local access points for business users;

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

     o    human error;

     o    natural disasters; and

     o    Sabotage or other intentional acts of vandalism;

     o    Circuit outages caused by administrative or financial reasons.

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

     Although the U.S. Supreme Court has held that content transmitted over the Internet is entitled to the highest level of protection under the U.S. Constitution, a recently-adopted Pennsylvania statute subjects Internet service providers to fines and potential imprisonment and felony charges for failing to disable access to child pornography within five days of notification by the state Attorney General's office. We could be subject to this law after its effective date of April 20, 2002. Although it is not possible for us to predict the outcome, it is possible that this law could be ruled unconstitutional.

OUR PRIOR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT PUBLIC ACCOUNTANT COULD IMPACT OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

     Arthur Andersen LLP ("Andersen") audited our consolidated financial statements as of and for each of the two years in the period ended December 31, 2001. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Following this event, our Audit Committee directed management to consider the need to appoint new independent public accountants. On July 31, 2002, at the direction of the Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Andersen and appointed KPMG LLP as our new independent auditors for fiscal year 2002. On June 15, 2002, a jury found Andersen guilty on the government's charges.

     SEC rules require us to present our audited financial statements in various SEC filings, along with Andersen's consent to our inclusion of its audit report in those filings. However, Andersen is unable to provide a consent to us for inclusion in our future SEC filings relating to its report on our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001. Additionally, Andersen is unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide its consent or to provide assurance services to us in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access additional financing through these markets the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor's ability to seek potential recoveries from Andersen related to any claims that an investor may assert as a result of the audit performed by Andersen may be limited significantly both as a result of an absence of a consent and the diminished amount of assets of Andersen that are or may in the future be available to satisfy claims.

AS A RESULT OF OUR LATE FILING OF A CURRENT REPORT ON FORM 8-K, IT MAY BE MORE TIME CONSUMING AND COSTLY FOR US TO CONSUMMATE ADDITIONAL OFFERS AND SALES OF EQUITY AND DEBT SECURITIES IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS. AS A RESULT, OUR ABILITY TO RAISE CAPITAL THROUGH THE PUBLIC CAPITAL MARKETS MAY BE HINDERED.

     In the event that we determine it is necessary to raise additional capital to fund its activities, we may explore the possibility of accessing the public capital markets. Because of our inability to timely file a Current Report on Form 8-K in connection with the Netaxs acquisition, under the SEC's rules relating to public offerings of securities, we are not currently eligible to issue securities under a Form S-3 and will not be eligible to use Form S-3 to register additional securities in connection with a public offering prior to August 2003 and until we have made timely filings of periodic reports with the SEC for at least twelve calendar months after. Under the SEC's rules relating to the registration of securities to be sold in a public offering, a registration statement on Form S-3, as opposed to a Form S-1, permits issuers to provide more streamlined disclosure by incorporating by reference previously filed information with the SEC. As a result of the Company's inability to use Form S-3 in connection with the registration of securities, the process of registering debt or equity securities of the Company before August 2003 will be more costly and require significantly more time to consummate. In the event that our ability to access the public capital markets is limited in time, or becomes too costly for us to complete, we may be unable to raise additional capital in this manner.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at December 31, 2002 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at December 31, 2002. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

     All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

         Independent Auditor's Report - KPMG LLP

         Report of Independent Public Accountants - Arthur Andersen LLP

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

         Schedule II - Valuation and Qualifying Accounts

         The Consolidated Financial Statements and the Independent Auditors' Report and the Report of the Independent Public Accountants appears in Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 25, 2002, FASTNET Corporation, a Pennsylvania Corporation (the "Company"), upon the recommendation and approval of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as principal independent public accountants for the Company and engaged KPMG LLP ("KPMG") as the Company's principal independent public accountants.

     In connection with the audits for the two (2) most recent years ended December 31, 2001 and 2000 and the subsequent interim period through the filing date of this Current Report on Form 8-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with their reports on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The reports of Andersen on the consolidated financial statements of the Company, as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company provided Andersen with the foregoing disclosures and requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. While the Company has received no information from Andersen that Andersen has a basis for disagreement with such statements, the Company has been unable to obtain such a letter due to the fact that the personnel primarily responsible for the Company's account (including the engagement partner and manager) have left Andersen.

     During the years ended December 31, 2002 and 2001 neither the Company nor someone on its behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and
(ii) of Regulation S-K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2003 annual meeting of shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2003 annual meeting of shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2003 annual meeting of shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated herein by reference from our Proxy Statement to the 2003 annual meeting of shareholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is contained in the Company's consolidated financial statements included in item 15 of this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-K was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that all information required to be disclosed by FASTNET reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, within the company have been detected. Subsequent to the date of the most recent evaluation of FASTNET's internal controls, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) List of documents filed as part of this report:

              1. Consolidated Financial Statements and Financial Statement Schedule beginning on page F-1 are filed as part of this Annual Report on 10-K.

              2. Financial statement schedule. Schedule II - Valuation and Qualifying Accounts

              3. Exhibits: See Exhibit index filed as part of this Annual Report on Form 10-K.

         (b) Reports on Form 8-K. (none)

         (c) Exhibits. See Exhibit Index filed as part of this Annual Report on form 10-K.

         (d) Financial Statements. See Consolidated Financial Statements beginning on page F-1 of this Annual Report on form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report - KPMG LLP..............................        F-2

Report of Independent Public Accountants - Arthur Andersen LLP.......        F-3

Consolidated Balance Sheets - December 31, 2002 and 2001.............        F-4

Consolidated Statements of Operations - Years ended
December 31, 2002, 2001 and 2000.....................................        F-5

Consolidated Statements of Shareholders' Equity - Years ended
December 31, 2002, 2001 and 2000.....................................        F-6

Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001 and 2000.....................................        F-8

Notes to Consolidated Financial Statements...........................        F-9

Consolidated Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts - Years
         ended December 31, 2002, 2001 and 2000......................       F-28

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FASTNET CORPORATION:

We have audited the 2002 consolidated financial statements of FASTNET Corporation and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and consolidated financial statement schedule of FASTNET Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revision and restatement described in Note 2 to the consolidated financial statements, in their report dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FASTNET Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and consolidated financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has suffered negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements and consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the 2001 and 2000 consolidated financial statements of FASTNET Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 2, those consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. In addition, as described in Note 2, the 2001 consolidated financial statements have been restated to reflect the Company's adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," as of January 1, 2002. We audited the adjustment described in Note 2 that was applied to restate the 2001 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of FASTNET Corporation and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, PA
March 31, 2003

          THE FOLLOWING IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP WHICH WAS INCLUDED IN THE COMPANY'S 2001 ANNUAL REPORT ON FORM 10-K. THE ARTHUR ANDERSEN LLP REPORT REFERS TO THE BALANCE SHEET AS OF DECEMBER 31, 2001 AND THE STATEMENTS OF OPERATIONS, SHAREHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001 WHICH HAVE BEEN REVISED AND RESTATED AS DISCUSSED IN NOTE 2. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ADDITIONALLY, ARTHUR ANDERSEN LLP HAS NOT ISSUED ITS CONSENT FOR THIS REPORT TO BE INCLUDED IN THIS FILING.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO FASTNET CORPORATION:

     We have audited the accompanying consolidated balance sheets of FASTNET Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTNET Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Philadelphia, Pennsylvania
March 1, 2002


                                     FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                   2002               2001
                                                                               -------------      -------------
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................      $  2,596,936       $ 10,271,755
Marketable securities ...................................................                --          2,300,100
Accounts receivable, net of allowance of $1,949,041 and $1,135,398 ......         5,879,699          2,663,800
Receivables due from bankruptcy estate of acquiree ......................         1,491,145                 --
Other current assets ....................................................           820,896            500,795
                                                                               -------------      -------------
     Total current assets ...............................................        10,788,676         15,736,450

PROPERTY AND EQUIPMENT, net .............................................        13,728,196         16,397,900
INTANGIBLES, net of accumulated amortization of $3,288,368 and $1,723,947         3,200,632          1,376,053
GOODWILL (Note 2)........................................................        14,571,017          5,389,991
OTHER ASSETS ............................................................           323,913            295,451
                                                                               -------------      -------------
                                                                               $ 42,612,434       $ 39,195,845
                                                                               =============      =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt .......................................      $    728,063       $  1,160,205
Current portion of capital lease obligations ............................         3,687,451            366,741
Capital lease buyout ....................................................                --          1,600,000
Accounts payable ........................................................         7,372,178          2,819,073
Payable due to bankruptcy estate of acquiree ............................         2,500,000                 --
Accrued expenses ........................................................         4,721,891          2,696,348
Deferred revenues .......................................................         6,482,670          3,446,854
Accrued restructuring costs .............................................           902,680          1,772,117
                                                                               -------------      -------------
     Total current liabilities ..........................................        26,394,933         13,861,338

LONG-TERM DEBT ..........................................................         1,927,487          2,123,923
CAPITAL LEASE OBLIGATIONS ...............................................            62,678             32,520
RESTRUCTURING COSTS .....................................................         2,920,729                 --
OTHER LIABILITIES .......................................................           108,409            141,213

COMMITMENTS AND CONTINGENCIES (NOTES 1, 5, 7, 8, 9 AND 13)
SHAREHOLDERS' EQUITY
Preferred stock (Note 11) ...............................................         2,253,871          1,266,247
Common stock (Note 11) ..................................................        76,180,713         71,194,396
Deferred stock compensation .............................................           (44,588)          (357,937)
Note receivable from shareholders........................................          (490,005)          (463,750)
Accumulated deficit .....................................................       (65,701,793)       (47,602,105)
Less - Treasury stock, at cost ..........................................        (1,000,000)        (1,000,000)
                                                                               -------------      -------------
     Total shareholders' equity .........................................        11,198,198         23,036,851
                                                                               -------------      -------------
                                                                               $ 42,612,434       $ 39,195,845
                                                                               =============      =============

          The accompanying notes are an integral part of these consolidated financial statements.



                                          FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                       2002              2001               2000
                                                                  -------------      -------------      -------------
REVENUES ...................................................      $ 32,132,252       $ 15,293,611       $ 12,660,248

OPERATING EXPENSES:
Cost of revenues (excluding depreciation) ..................        19,538,773          9,825,712         13,325,733
Selling, general and administrative (excluding depreciation)        13,714,185         10,466,419         17,946,471
Depreciation and amortization ..............................         8,954,108          7,801,078          5,038,811
Restructuring charges ......................................         2,839,683          1,335,790          5,159,503
Impairment charges ..................................                3,749,998                 --          3,233,753
                                                                  -------------      -------------      -------------
                                                                    48,796,747         29,428,999         44,704,271
                                                                  -------------      -------------      -------------

Operating loss .............................................       (16,664,495)       (14,135,388)       (32,044,023)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt .............................                --          5,636,377                 --
Interest income ............................................           216,666            668,721          2,098,575
Interest expense ...........................................          (625,854)          (701,585)        (1,149,968)
Other ......................................................           (38,381)            (8,288)           (45,504)
                                                                  -------------      -------------      -------------
                                                                      (447,569)         5,595,225            903,103
                                                                  -------------      -------------      -------------

NET LOSS ...................................................       (17,112,064)        (8,540,163)       (31,140,920)
                                                                  -------------      -------------      -------------

Deemed Dividend - Beneficial Conversion Feature ............          (987,624)          (389,405)                --
                                                                  -------------      -------------      -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .................      $(18,099,688)      $ (8,929,568)      $(31,140,920)
                                                                  =============      =============      =============

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON
         SHAREHOLDERS .......................................     $      (0.75)      $      (0.51)      $      (2.20)
                                                                  =============      =============      =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE ..................................        24,199,816         17,398,833         14,177,302
                                                                  =============      =============      =============

               The accompanying notes are an integral part of these consolidated financial statements.



                                               FASTNET CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  SERIES A
                                                               PREFERRED STOCK                  COMMON STOCK
                                                        -----------------------------   ----------------------------  DEFERRED STOCK
                                                           SHARES          AMOUNT          SHARES         AMOUNT       COMPENSATION
                                                        -------------   -------------   -------------  -------------   -------------
BALANCE, DECEMBER 31, 1999 ..........................   $    808,629    $  5,460,653   $   7,546,984 $    4,798,924        (364,149)
Conversion of Convertible note ......................             --              --       2,033,334      3,050,000              --
Conversion of Preferred stock
     to Common stock ................................       (808,629)     (5,460,653)        808,629      5,460,653              --
Issuance of Common stock in initial
     public offering, net ...........................             --              --       4,600,000     49,643,878              --
Issuance of Common stock options
     below fair value ...............................             --              --              --        992,733        (992,733)
Amortization of deferred stock compensation .........             --              --              --             --         331,243
Issuance of Common stock warrants
     in connection with debt ........................             --              --              --        255,802              --
Exercise of Common stock options ....................             --              --           2,000          3,000              --
Unrealized gain on marketable securities ............             --              --              --             --              --
Issuance of restricted Common stock .................             --              --       1,000,000        437,500              --
Reversal of deferred stock compensation
     for terminated employees .......................             --              --              --       (228,285)        228,285
Net loss ............................................             --              --              --             --              --
                                                        -------------   -------------   -------------  -------------   -------------
BALANCE, DECEMBER 31, 2000 ..........................             --              --      15,990,947     64,414,205        (797,354)
Issuance of Series A Preferred stock and Common
     stock warrants, net ............................      3,406,293       2,253,871              --        772,377              --
Beneficial conversion feature recorded in conjunction
     with issuance of Series A Preferred stock and
     Common stock warrants ..........................             --      (1,377,029)             --      1,377,029              --
Beneficial conversion feature treated as dividend ...             --         389,405              --             --              --
Issuance of Common stock for acquisitions ...........             --              --       4,400,000      4,107,000              --
Issuance of Common stock warrants to
     financial advisor ..............................             --              --              --        107,673              --
Debt discount recorded in conjunction with
     Convertible notes ..............................             --              --              --         29,581              --
Issuance of Common stock warrants to vendor .........             --              --              --        543,641              --
Issuance of Common stock options to consultants .....             --              --              --        136,962              --
Amortization of deferred stock compensation .........             --              --              --             --         145,345
Reversal of deferred stock compensation
     for terminated employees .......................             --              --              --       (294,072)        294,072

Accrued interest on notes receivable ................             --              --              --             --              --
Unrealized loss on investments ......................             --              --              --             --              --
Net loss ............................................             --              --              --             --              --
                                                        -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 2001 ..........................      3,406,293       1,266,247      20,390,947     71,194,396        (357,937)
Beneficial conversion feature treated as a dividend .             --         987,624              --             --              --
Common stock shares issued for employee stock
     purchase plan ..................................             --              --           2,935             --              --
Accrued interest on notes receivable ................             --              --              --             --              --
Issuance of Common stock for acquisitions ...........             --              --       5,137,094      5,144,589              --
Issuance of Common stock to consultants .............             --              --          40,347         40,751              --
Issuance of Common stock options to consultants......             --              --              --         48,964              --
Amortization of deferred stock compensation .........             --              --              --             --          25,188
Reversal of deferred stock compensation
     for terminated employees .......................             --              --              --       (288,161)        288,161
Modification of Common stock options ................             --              --              --         39,044              --
Exercise of Common stock options ....................             --              --            1,000         1,130              --
Net loss ............................................             --              --              --             --              --
                                                        -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 2002 ..........................      3,406,293    $  2,253,871      25,572,323   $ 76,180,713    $    (44,588)
                                                        =============   =============   =============  =============   =============
                                                                                                                         (continued)

                    The accompanying notes are an integral part of these consolidated financial statements.


                                               FASTNET CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (CONTINUED)
                                                                       ACCUMULATED
                                                          NOTE             OTHER
                                                        RECEIVABLE     COMPREHENSIVE  ACCUMULATED    TREASURY
                                                     FROM SHAREHOLDER  INCOME (LOSS)    DEFICIT        STOCK          TOTAL
                                                       -------------  -------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1999 ..........................  $         --   $         --   $ (7,531,617)  $ (1,000,000)  $  1,363,811
Conversion of Convertible note ......................            --             --             --             --      3,050,000
Conversion of Preferred stock to
     Common stock ...................................            --             --             --             --             --
Issuance of Common stock in initial
     public offering, net ...........................            --             --             --             --     49,643,878
Issuance of Common stock
     options below fair value .......................            --             --             --             --             --
Amortization of deferred stock compensation .........            --             --             --             --        331,243
Issuance of Common stock warrants
     in connection with debt ........................            --             --             --             --        255,802
Exercise of Common stock options ....................            --             --             --             --          3,000
Unrealized gain on marketable securities ............            --         17,763             --             --         17,763
Issuance of restricted Common stock .................      (437,500)            --             --             --             --
Reversal of deferred stock compensation
     for terminated employees .......................            --             --             --             --             --
Net loss ............................................            --             --    (31,140,920)            --    (31,140,920)
                                                       -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2000 ..........................      (437,500)        17,763    (38,672,537)    (1,000,000)    23,524,577
Issuance of Series A Preferred stock and Common
     stock warrants, net ............................            --             --             --             --      3,026,248
Beneficial conversion feature recorded in conjunction
     with issuance of Series A Preferred stock and
     Common stock warrants ..........................            --             --             --             --             --
Beneficial Conversion feature treated as dividend ...            --             --       (389,405)            --             --
Issuance of Common stock for acquisitions ...........            --             --             --             --      4,107,000
Issuance of Common stock warrants to
     financial advisor ..............................            --             --             --             --        107,673
Debt discount recorded in conjunction with
     Convertible notes ..............................            --             --             --             --         29,581
Issuance of Common stock warrants to vendor .........            --             --             --             --        543,641
Issuance of Common stock options to consultants ......            --             --             --             --        136,962
Amortization of deferred stock compensation .........            --             --             --             --        145,345
Reversal of deferred stock compensation
     for terminated employees ....................               --             --             --             --             --
Accrued interest on notes receivable ................       (26,250)            --             --             --        (26,250)
Unrealized loss on investments ......................            --        (17,763)            --             --        (17,763)
Net loss ............................................            --             --     (8,540,163)            --     (8,540,163)
                                                       -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2001 ..........................      (463,750)            --    (47,602,105)    (1,000,000)    23,036,851
Beneficial Conversion feature treated as dividend ...            --             --       (987,624)            --             --
Common stock shares issued for employee stock                    --             --             --             --             --
     purchase plan ..................................            --             --             --             --             --
Accrued interest on notes receivable ................       (26,255)            --             --             --        (26,255)
Issuance of Common stock for acquisitions ...........            --             --             --             --      5,144,589
Issuance of Common stock to consultants .............            --             --             --             --         40,751
Issuance of options to consultants ..................            --             --             --             --         48,964
Amortization of deferred stock compensation .........            --             --             --             --         25,188
Reversal of deferred stock compensation
     for terminated employees       .................            --             --             --             --             --
Modification of common stock options ................            --             --             --             --         39,044
Exercise of Common stock options ....................            --             --             --             --           1,130
Net Loss ............................................            --             --    (17,112,064)            --    (17,112,064)
                                                       -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 2002 ..........................  $   (490,005)  $         --   $(65,701,793)  $ (1,000,000)  $ 11,198,198
                                                       =============  =============  =============  =============  =============

                    The accompanying notes are an integral part of these consolidated financial statements.



                                     FASTNET CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                        2002             2001              2000
                                                                    -------------    -------------    -------------
OPERATING ACTIVITIES:
Net loss .......................................................    $(17,112,064)    $ (8,540,163)    $(31,140,920)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization .............................       8,954,108        7,801,078        5,038,811
     Non-cash portion of restructuring charge ..................       2,839,683        1,335,790        4,045,643
     Charge for impairment of long-lived assets ................       3,749,998               --        3,233,753
     Stock-based compensation expense ..........................          54,164           43,966               --
     Amortization of deferred stock compensation ...............          25,188          145,345          331,243
     Provision for doubtful accounts ...........................         658,726          293,151          727,589
     Interest on notes receivable from shareholders.............         (26,255)
     Amortization of debt discount .............................          11,422               --          255,802
     Gain on extinguishment of debt ............................              --       (5,636,378)              --
     Changes in operating assets and liabilities:
         Decrease (increase) in assets:
             Accounts receivable ...............................      (2,568,354)         122,663       (1,506,321)
             Other current and non-current assets ...............       (118,212)         325,703         (362,410)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses..............         173,721       (7,983,246)       3,371,897
             Deferred revenues .................................         130,849          (99,632)         782,063
             Other liabilities .................................        (877,901)          49,292         (414,934)
                                                                    -------------    -------------    -------------
             Net cash used in operating activities .............      (4,104,927)     (12,142,431)     (15,637,784)
                                                                    -------------    -------------    -------------

INVESTING ACTIVITIES:
Purchases of property and equipment ............................        (483,384)        (755,991)      (9,327,182)
(Purchases)sales of marketable securities, net ................        2,300,100       16,137,680      (18,437,780)
Cash acquired (paid for) business acquisitions, net ............      (1,177,982)         191,740               --
                                                                    -------------    -------------    -------------
             Net cash provided by (used in) investing activities         638,734       15,573,429      (27,764,962)
                                                                    -------------    -------------    -------------

FINANCING ACTIVITIES:
Proceeds from debt .............................................       3,075,000        2,300,000        1,027,944
Repayments of debt .............................................      (5,443,951)         (43,578)      (1,025,276)
Repayments of capital lease obligations ........................      (1,840,805)      (3,386,946)      (2,148,739)
Proceeds from sale of Common stock, net ........................              --               --       49,643,878
Proceeds from sale of Preferred stock, net .....................              --        2,919,380               --
Proceeds from exercise of Common stock options .................           1,130               --            3,000
                                                                    -------------    -------------    -------------
             Net cash (used by) provided by financing activities      (4,208,626)       1,788,856       47,500,807
                                                                    -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........      (7,674,819)       5,219,854        4,098,061
CASH AND CASH EQUIVALENTS, beginning of year ...................      10,271,755        5,051,901          953,840
                                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year .........................    $  2,596,936     $ 10,271,755     $  5,051,901
                                                                    =============    =============    =============

               The accompanying notes are an integral part of these consolidated financial statements.


                      FASTNET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

BACKGROUND

     FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company"), have been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses and residential customers located in selected secondary markets. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

LIQUIDITY AND GOING CONCERN

     The Company's business plan has required substantial capital to fund operations, capital expenditures, and acquisitions. The Company modified its business strategy in October 2000. Simultaneous with the modification of its strategic plan, the Company recorded a restructuring charge primarily related to network and telecommunication optimization and cost reduction, facility exit costs, realigned marketing strategy, and involuntary employee terminations. These actions reduced the Company's cash consumption. In December 2001 and December 2002, the Company recorded additional restructuring charges related to excess data center facilities and office space that are non-cancelable commitments of the Company. The Company intends to continue to pursue subleasing these facilities to minimize any potential cash expenditures; however, the Company may not be able to sublease these facilities.

     The Company has incurred losses since inception and expects to continue to incur losses in 2003. As of December 31, 2002, the Company's accumulated deficit was $65,701,793. As of December 31, 2002, cash and cash equivalents and marketable securities were $2,596,936. The Company's working capital deficit is $15,606,257 as of December 31, 2002. The Company cannot provide assurance that working capital will be sufficient to fund operations to the end of 2003. The Company believes that its existing cash and cash equivalents, cash flows from operations, anticipated debt and lease financing may be sufficient to meet its working capital and capital expenditure requirements to the end of 2003, assuming satisfactory negotiation of capital lease obligations, which are included in current liabilities (see Note 9) and repayment of the receivables collected on behalf of the Company due to the estate of AppliedTheory. The Company is currently negotiating the settlement of these equipment leases with the respective vendors and these leases have been accordingly classified as current liabilities. These settlement proposals include alternative capital lease terms including options for early retirement of the debt, as well as an extension of the payment schedule. The Company has suspended payments of these capital lease obligations, and, as a result may be considered to be in default of the terms of the obligations. The Company cannot give assurance as to the satisfactory outcome or timing of these negotiations.

     Given the current climate of the economy and the technology sector, we believe that it will be extremely difficult for us to obtain additional financing on acceptable terms, if at all. As part of management's plans to address these liquidity issues, the Company has retained DH Capital, LLC as a financial advisor to assist in raising equity and evaluating strategic alternatives, including the sale of all or a part of our company. If we are unable to secure the necessary financing to continue to fund our operations, we may be required to reduce the scope of our operations by, among other things, closing certain markets and making further reductions in head count or suspend payments to suppliers. In addition, if we are unable to pay our contractual and other contingent commitments when due, our suppliers may suspend service to us. Any of these events could harm our business, financial condition, cash flows or results of operations. In addition, to the extent we are able to raise capital through the issuance of equity securities, including the issuance of Common stock or Preferred stock, such issuances likely will dilute our current shareholders.

     The Company has also begun to explore other financing alternatives and have entered into discussions with various lenders to provide us with additional sources of working capital, including an asset based line of credit, to fund our ongoing operations. The Company cannot provide assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if it should raise equity or debt capital. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to make operational changes to decrease cash consumption. These changes may include closing certain markets and making further reductions in head count, among other things. Any of these events could harm the Company's business, financial condition, cash flows or results of operations.

     Sufficient working capital will depend on several factors including obtaining lines of credit on assets, improved and extended credit terms from vendors, improvement in accounts receivable turnover, satisfactory negotiations of capital lease obligations that are included in current liabilities (see Note
9), and repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET due to the estate of AppliedTheory. The Company cannot give assurance as to the potential success or outcome of these initiatives. The Company is also pursuing the recovery of tax refunds, and customer cancellation fees, which may provide additional sources of working capital. However, the Company can not give assurance of the potential collectibility or timing of these items.

     The Company is subject to those risks associated with companies in the telecommunications industry. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products and technological change, price and margin pressures and capital availability.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of FASTNET and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     FASTNET considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. As of December 31, 2002, the Company held no investments in marketable securities. As of December 31, 2001, all of the Company's investments are classified as available for sale and are included in marketable securities in the accompanying consolidated balance sheets.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses are included in other income in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of shareholders' equity (deficit). As of December 31, 2002 and December 31, 2001, there were no unrealized gains or losses. As of December 31, 2000, the Company had $17,763 of unrealized gains.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 7 years. Maintenance, repairs and minor replacements are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, receivables due from bankruptcy estate, other current assets, accounts payable, accrued expenses, payables due to bankruptcy estate, and deferred revenues, are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt and capital lease obligations approximates its fair value based on interest rates available on similar borrowings.

IMPAIRMENT OF LONG-LIVED ASSETS

     Prior to January 1, 2002, the Company accounted for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, during the fourth quarter of the year ended December 31, 2000, based upon a review of the Company's long-lived assets, the Company recorded a non-cash charge of $3,233,753 related to the write-down of a portion of the asset values of the components of several of the Company's customer network facilities. The Company ceased operations in these facilities upon adoption of the Company's revised business plan, which was approved by the Board of Directors in October 2000 (see Note 8). An impairment charge was recognized as the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of their fair value. Fair value was based on current appraisal values or other estimates of fair value.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite live intangible assets as of January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS No. 144, effective January 1, 2002.

     We completed our annual goodwill impairment test under SFAS No. 142 during December 2002. Due to the severity and the length of the current industry downturn, including the decrease in the fair market value of our common stock during 2002 and continued losses, we also tested our identified intangible assets for impairment under SFAS No. 144 during December 2002. As a result, we recognized impairment charges of $2,339,000 to reduce goodwill and $1,411,000 to reduce identified intangible assets. The identified intangible asset impairment charge relates to the customer list acquired from AppliedTheory in May 2002. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated using primarily the market capitalization of the Company's common stock over a reasonable period of time, including a control premium. The aggregate charges of $3,750,000 recorded in 2002 are included in impairment charges in the accompanying consolidated statements of operations.

     Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. If our current financial projections or related assumptions are modified in the future, we may be required to record additional impairment charges.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Amortization of goodwill was $913,873 and $820,835 for the years ended December 31, 2001 and December 31, 2000, respectively. Amortization of other intangibles was $1,564,421, $779,498 and $666,671, for the years ended December 31, 2002, 2001, and 2000, respectively.

     The following table presents the impact of SFAS No. 142 relating to the goodwill amortization on operating loss and net loss as if SFAS No. 142 was in effect for the years ended December 31, 2001 and 2000.

                                                         YEAR ENDED                          YEAR ENDED
                                                      DECEMBER 31, 2001                  DECEMBER 31, 2000
                                               -----------------------------     -----------------------------
                                                AS REPORTED       AS ADJUSTED      AS REPORTED      AS ADJUSTED
                                                ----------       -----------      -----------      -----------
Loss from operations ......................    $(14,135,388)    $(13,221,515)    $(32,044,023)    $(31,223,188)
Net loss applicable to common shareholders       (8,929,568)      (8,015,695)     (31,140,920)     (30,320,085)

Basic and diluted net loss per common share    $      (0.51)    $      (0.46)    $      (2.20)    $      (2.13)
                                               =============    =============    =============    =============

         The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (see Note 2):

                  Balance, December 31, 2001                     $   5,389,991
                  Add: Acquisition of SuperNet, net adjustments      1,527,425
                  Add: Acquisition of Netaxs, net adjustments        7,534,390
                  Add: Assets acquired from AppliedTheory,
                       net of adjustments                            2,749,036
                  Less: Adjustment to Cybertech goodwill             (126,355)
                  Less: Adjustment to NetReach goodwill              (164,470)
                  Less: Impairment of Goodwill                     (2,339,000)
                                                                 -------------
                  Balance, December 31, 2002                     $ 14,571,017
                                                                 =============

     Adjustments above were made to reflect changes to estimated fair values of the assets and liabilities acquired. These adjustments included a subsequent valuation of the property and equipment in the Netaxs and AppliedTheory acquisitions and adjustments to reflect unpaid taxes related to the Netaxs acquisition. (see Notes 3 and 5)

COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires companies to classify items of other comprehensive income
(loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately in the shareholders' equity section of the consolidated balance sheets. For the years ended December 31, 2002, 2001 and 2000, comprehensive loss was as follows:

                                                 YEAR ENDED         YEAR ENDED         YEAR ENDED
                                             DECEMBER 31, 2002   DECEMBER 31, 2001  DECEMBER 31, 2000
                                             -----------------   -----------------  -----------------
Net loss applicable to common shareholders      $(18,099,688)      $ (8,929,568)      $(31,140,920)
Unrealized gain on marketable securities .                --                 --             17,763
                                                -------------      -------------      -------------
Comprehensive loss .......................      $(18,099,688)      $ (8,929,568)      $(31,123,157)
                                                =============      =============      =============

REVENUE RECOGNITION

     Revenues include one-time and ongoing charges to customers for accessing the Internet. One-time charges primarily relate to the initial connection fees and are recognized as revenue over the term of the customer contract. The Company recognizes ongoing access revenue over the period the services are provided. The Company offers contracts for Internet access that are generally billed in advance of providing service. These advance billings are recorded as deferred revenues and recognized to revenue ratably over the service period as they are earned.

     Revenues are also derived from web hosting services. The Company sells its web hosting and related services for contractual periods ranging from one to twelve months. These contracts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contract period as services are provided. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period in which customers utilize such services.

     Revenues also include professional services and web design and development related projects. Revenues from professional services and web design and development related projects are recognized as the services are provided by using the percentage-of-completion method. This method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenues recognized to date are classified as deferred revenues, whereas revenues recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

COST OF REVENUES

     Cost of revenues includes telecommunications charges and other charges incurred in the delivery and support of services, including personnel costs in the Company's operations support function. Depreciation and amortization on the property and equipment used by the Company to deliver and support services are excluded from the cost of revenues and are included as a separate line item on the accompanying consolidated statements of operations. The telecommunications component of cost of revenues was $16,062,838, $7,375,254, and $10,420,599 for the years ended December 31, 2002, 2001 and 2000, respectively. In the year ended December 31, 2001, the Company recognized credits in the amount of $797,000 resulting from billing errors and service level disputes with its telecommunications providers. These credits have been reflected as a reduction of cost of revenues in that period. As of December 31, 2002, $3,545,479 of accrued telecommunication expenses is included in accounts payable on the accompanying consolidated balance sheets.

ADVERTISING

     All advertising costs are expensed as incurred at the first time the advertising is placed. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $445,717, $521,452, and $2,925,970, respectively.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company will continue to account for stock-based Compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

     The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period:

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                         --------------------------------

                                                                    2002              2001               2000
                                                                    ----              ----               ----
Net loss applicable to common shareholders - as reported       $ (18,099,688)     $  (8,929,568)     $ (31,140,920)
Add: stock-based compensation included in net loss ......             25,188            145,345            331,243
Deduct: total stock-based employee compensation .........           (788,714)           (758,278)        (1,423,257)
                                                               -------------      -------------      -------------
Net loss - pro forma ....................................      $ (18,863,214)     $  (9,542,501)     $ (32,232,934)
Basic and diluted net loss per Common share - as reported      $       (0.75)     $       (0.51)     $       (2.20)
Basic and diluted net loss per Common share - pro forma .      $       (0.78)     $       (0.55)     $       (2.27)


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

MAJOR CUSTOMERS

     During the year ended December 31, 2002, the Company derived revenues of approximately 11% from its largest customer, and had outstanding receivables with this customer of approximately $258,900 at December 31, 2002. This customer was acquired as a result of the purchase of certain assets from AppliedTheory in May 2002 (see Note 3). The Company has incurred revenue reductions from this customer. The Company derived approximately 7% of its revenues from a different customer acquired as a result of the Netaxs acquisition that occurred in April 2002. This customer is also a shareholder of the Company (see Notes 3 and 13).

     The Company derived revenues of approximately 8% and 20% for the years ended December 31, 2001 and 2000, respectively, from one customer. As of December 31, 2001, the customer did not have any outstanding accounts receivable. The contract was terminated in September 2001.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with federally insured banks. The Company does not require collateral from its customers.

SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $237,332, $303,769, and $769,251, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company paid income taxes of $11,315, $1,676, and $2,222, respectively. The Company incurred capital lease obligations of $0, $54,982, and $9,725,039 for the years ended December
31, 2002, 2001 and 2000, respectively.

     Accretion of dividends related to Preferred stock was $987,624 and $389,405 for the years ended December 31, 2002 and 2001, respectively.

     For the year ended December 31, 2002, the Company issued 38,360 options to consultants with a value of $33,844 based on the Black-Scholes option pricing model. The value of these options was recorded as transaction costs related to 2002 acquisitions.

     For the year ended December 31, 2001, the Company issued 150,000 options to consultants with a value of $92,996 based on the Black-Scholes option pricing model. The value of these options was recorded as transaction costs related to a 2001 acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation were settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. The Company is required and plans to adopt the provisions of SFAS No. 143 in 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

     On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections". The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,, amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company early adopted SFAS No. 145 during 2002. The Company recorded an extraordinary gain on the extinguishment of debt in 2001 in the amount of $5,636,377. As a result of SFAS No. 145, these amounts have been reclassified from an extraordinary item to other income in the 2001 presentation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company adopted SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

     In September 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets". The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation Of Variable Interest Entities, and An Interpretation Of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, the interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments to be classified as income from operations rather than as extraordinary items. The Company adopted this Statement in 2002. The impact on the Company was to reclassify the extraordinary item recorded in the year ended December 31, 2001 to income from continuing operations.

3. ACQUISITIONS:

     All acquisitions have been accounted for using the purchase method of accounting pursuant to Accounting Principles Board ("APB") No. 16, and SFAS No. 141, "Business Combinations."

     CYBERTECH WIRELESS, INC.

     On March 14, 2001, the Company acquired all the assets and assumed substantially all the liabilities of Cybertech Wireless, Inc., ("Cybertech"), a provider of fixed wireless Internet services headquartered in Rochester, New York, for 2,000,000 shares of unregistered Common stock valued at $1,875,000, or $0.94 per share, the fair market value at the date of acquisition. The results of operations from Cybertech have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,298,690. Based on an independent valuation, $600,000 of the excess purchase price was allocated to developed technology and the remaining $698,690 was allocated to goodwill. The developed technology is being amortized on a straight-line basis over a five-year period. The goodwill was being amortized over a five-year period in 2001, however, in accordance with SFAS No. 142, the goodwill is no longer being amortized beginning January 1, 2002.

     NETREACH, INC.

     On November 1, 2001, the Company acquired all the outstanding capital stock of NetReach, Inc., ("NetReach") an Internet service provider, web hosting, web design and web application development company headquartered in Ambler, Pennsylvania for 2,400,000 shares of unregistered Common stock valued at $2,232,000, or $0.93 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $4,808,784. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $4,308,784 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, the goodwill is not being amortized. The former NetReach shareholders were entitled to receive up to an additional 690,900 shares of unregistered Common stock of the Company contingent upon the achievement of certain revenues and margin targets, as defined, for each of the five consecutive calendar quarters beginning October 1, 2001. The targets related to the contingent consideration were not met in the quarters ended December 31, 2001, March 31, 2002, June 30, 2002, September 30, 2002 and
December 31, 2002. Accordingly, these shares will not be issued.

     SUPERNET, INC.

     On January 31, 2002, the Company acquired all the outstanding capital stock of SuperNet, Inc. ("SuperNet"), an Internet service provider headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. The total purchase price was $1,593,000, including transaction costs. The purchase price consisted of 1,096,907 unregistered shares of the Company's Common stock valued at $1,064,000, or $0.97 per share, the fair market value at the date of acquisition, and $380,269 of cash. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,790,945. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $1,290,945 was allocated to goodwill. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

     NETAXS, INC.

     On April 4, 2002, the Company acquired all the outstanding capital stock of Netaxs, Inc. ("Netaxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 (see Note 10), and 4,040,187 shares of unregistered Common stock valued at $4,080,589, or $1.01 per share, the fair value of the Company's Common stock at the date of acquisition. The principal due under the notes accrues interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005. The excess of purchase price over the fair value of net assets acquired was estimated to be $8,140,600. Based on an independent valuation, $400,000 was allocated to customer relationships, $100,000 to trade names and the remaining $7,640,600 was allocated to goodwill. The customer relationships and trade names are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

     APPLIEDTHEORY CORPORATION

     On May 31, 2002, the Company, through a wholly-owned subsidiary acquired selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. The United States Bankruptcy Court for the Southern District of New York approved the terms of the Asset Purchase Agreement by an order dated May 25, 2002, as a result of the voluntary petition for bankruptcy filed by AppliedTheory under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, the Company paid $4,000,000 in cash for certain customers and fixed assets and assumed capital lease obligations and other liabilities. The Company agreed to use its good faith efforts to collect the accounts receivable of the acquired customer base in existence on the Closing Date (the "Closing Receivables") on behalf of AppliedTheory, and to remit to the Bankruptcy Court on or prior to December 31, 2002, no less than an aggregate of $2,500,000 of the Closing Receivables. The Company has guaranteed this payment to the Bankruptcy Court. The Company had not remitted the $2,500,000 of Closing Receivables at December 31, 2002. The Company is currently disputing the validity of a portion of these receivables, but will be liable for the difference of any amounts that cannot either be collected or proved invalid. The Company has recorded $2,500,000 as a liability on the accompanying consolidated balance sheets.

     Based upon collection information provided to the Company to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the Closing Receivables and the Estate of AppliedTheory (the "Estate") has collected approximately $210,000. The Company has directly collected approximately $800,000 of the AppliedTheory Closing Receivables purchased. The Company has requested ClearBlue to forward the amounts it has collected on FASTNET's behalf directly to the Estate. The Company has requested, but not yet received, confirmation of the amounts collected directly by the Estate. As a result, the receivables related to the ClearBlue and Estate collections have not been offset against the amount due to the Estate as of December 31, 2002. The Company expects to collect these amounts. However, if ClearBlue does not remit these payments to the Estate, the Company will be required to remit any shortfalls. See Note 13 for legal action in connection with this acquisition.

     The excess of the purchase price over the fair value of net assets acquired was estimated to be $5,027,062. Based on an independent valuation, $3,800,000 was initially allocated to customer relationships and $1,227,062 was allocated to goodwill. The Company recorded an impairment charge in the amount of $1,411,000 in accordance with SFAS No. 144 during 2002 related to the AppliedTheory customer lists (see Note 2). The customer relationships are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

     The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                                                                                 Applied
                                          Cybertech         NetReach          SuperNet         Netaxs            Theory
                                        -------------    --------------    -------------     ------------     -------------
                                        (March 2001)     (October 2001)   (January 2002)      (April 2002)       (May 2002)
Noncash assets (liabilities) acquired:
     Accounts receivable                $     76,827     $     432,633     $     50,978      $    524,574     $  2,300,000
     Other assets                            101,638            28,624            4,380           225,971               --
     Property and equipment                1,953,682           232,630           64,124         2,537,037        4,112,752
     Intangibles                           1,298,690         4,808,784        1,790,945         8,140,600        5,027,062
     Accounts payable                     (1,013,626)       (1,375,713)        (207,569)       (1,762,499)        (250,000)
     Accrued expenses                       (306,135)         (748,094)        (181,586)       (2,448,237)        (619,384)
     Deferred revenues                      (181,083)         (252,082)         (77,003)         (679,069)      (2,379,939)
     Debt and capital lease obligations     (250,000)         (877,701)              --        (2,175,320)      (1,690,491)
     Other liabilities                       (13,814)               --               --          (969,857)      (2,500,000)
                                        -------------    --------------    -------------     -------------    -------------
     Acquired net assets                   1,666,179         2,249,081        1,444,269         3,393,200        4,000,000
Less--Value of Common stock issued        (1,875,000)       (2,232,000)      (1,064,000)       (4,080,589)              --
Less --Notes issued                               --                --               --        (2,514,898)              --
                                        -------------    --------------    -------------     -------------    -------------
Cash paid (acquired), net               $   (208,821)    $      17,081     $    380,269      $ (3,202,287)    $  4,000,000
                                        =============    ==============    =============     =============    =============

     The pro forma information for Cybertech and SuperNet is and will not be presented since the information is not material. Pro forma information for AppliedTheory is not presented, as historical financial information for the assets acquired from AppliedTheory is not available.If the acquisition of NetReach had occurred on January 1, 2000 and the acquisition of Netaxs had occurred on January 1, 2001, the unaudited pro forma information would have been as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------

                                                        2002                2001              2000
                                                    -------------      -------------      ------------
Unaudited pro forma revenues .................      $ 33,732,000       $ 27,099,000       $ 17,100,000
Unaudited pro forma operating loss ...........      $(14,116,000)      $(19,947,000)      $(34,516,000)
Una udited pro forma net loss applicable to common
    shareholders..............................      $(13,159,000)      $(14,936,000)      $(33,624,000)
Unaudited pro forma basic and diluted net loss
    per Common share .........................      $      (0.52)      $      (0.64)      $      (2.07)


4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

     The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. As of December 31, 2002 and 2001, cash and cash equivalents and marketable securities consisted of the following:

                                                              DECEMBER 31,
                                                          2002              2001
                                                    ---------------  ---------------
Cash and cash equivalents........................   $    2,596,936   $   10,271,755
                                                    ==============   ==============
Marketable securities (at market value):
     Certificate of deposit .....................   $           --   $    2,300,100
                                                    ==============   ==============

     The cash and cash equivalents balance as of December 31, 2001 included $200,000 of restricted funds that were held in escrow for a settlement with a vendor. The funds were released to the vendor in January 2002. The contractual maturities of the marketable securities at December 31, 2001 were all less than one year.

5. PROPERTY AND EQUIPMENT:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                      2002              2001
                                                                ---------------  ---------------
         Equipment ..........................................   $   23,642,166   $   19,837,983
         Computer equipment .................................        2,312,513        2,182,562
         Computer software ..................................        2,010,449        1,761,833
         Furniture and fixtures .............................          729,216          670,620
         Leasehold improvements .............................        3,684,170        3,205,532
                                                                ---------------  ---------------
                                                                    32,378,514       27,658,530
         Less - Accumulated depreciation and amortization ...      (18,650,318)     (11,260,630)
                                                                ---------------  ---------------
                                                                $   13,728,196   $   16,397,900
                                                                ===============  ===============

5. PROPERTY AND EQUIPMENT:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                      2002              2001
                                                                ---------------  ---------------
         Equipment ..........................................   $   23,642,166   $   19,837,983
         Computer equipment .................................        2,312,513        2,182,562
         Computer software ..................................        2,010,449        1,761,833
         Furniture and fixtures .............................          729,216          670,620
         Leasehold improvements .............................        3,684,170        3,205,532
                                                                ---------------  ---------------
                                                                    32,378,514       27,658,530
         Less - Accumulated depreciation and amortization ...      (18,650,318)     (11,260,630)
                                                                ---------------  ---------------
                                                                $   13,728,196   $   16,397,900
                                                                ===============  ===============

     Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000, was $7,389,688, $6,109,374, and $3,551,305, respectively.
The net carrying value of property and equipment under capital leases obligations was $1,799,060 and $1,035,501 at December 31, 2002 and 2001,
respectively.

6. INTANGIBLE ASSETS

     Intangible assets, other than goodwill, consist of the following:

                                                                 DECEMBER 31, 2002                     DECEMBER 31, 2001
                                              ----------------------------------------------------     -----------------
                                                  GROSS
                                    USEFUL       CARRYING         ACCUMULATED
                                     LIFE         AMOUNT          AMORTIZATION            NET                  NET
                                 -----------  --------------    ----------------    ---------------    -----------------
Customer relationships.........    3-5 years  $   5,789,000     $    (3,047,209)    $    2,741,791     $       872,212
Tradenames.....................      3 years        100,000             (25,000)            75,000                  --
Developed technology...........      5 years        600,000            (216,159)           383,841             503,841
                                              --------------    ----------------    ---------------    ---------------
Total..........................               $   6,489,000     $    (3,288,368)    $    3,200,632     $     1,376,053
                                              ==============    ================    ===============  =================

     Amortization expense for 2002 was $1,564,421. Amortization expense is estimated as follows: $1,169,474 for the year ending December 31, 2003, $1,169,474 for the year ending December 31, 2004; $646,147 for the year ending December 31, 2005, and $207,204 for the year ended December 31, 2006 and $8,333 for the year ending December 31, 2007.

7. ACCRUED EXPENSES:

                                                          DECEMBER 31,
                                                          ------------
                                                      2002              2001
                                                    -----------     -----------

Vendor settlement ............................      $       --      $  200,000
Professional fees ............................         481,533          96,000
Accrued compensation and payroll taxes........       1,482,260         475,810
Accrued interest .............................         452,793              --
Other ........................................       2,305,305       1,924,538
                                                    -----------     -----------
                                                    $4,721,891      $2,696,348
                                                    ===========     ===========

     Approximately $793,000 of the accrued compensation and payroll taxes as of December 31, 2002 relates to payroll taxes that were unpaid to the Internal Revenue Service ("IRS") as of the acquisition date of Netaxs. Effective September 30, 2002, the Company reached a settlement agreement with the note holders to reduce the balance of the notes issued to certain former shareholders of Netaxs by the amount of the initial liability recorded, which was $1,060,000 (see Note 10). The Company has received conditional approval from the IRS of its proposed tax repayment plan and request for abatement of penalties subject to satisfaction of the liability in accordance with the proposed payment plan. Management of the Company believes that the amount recorded as a liability as of December 31, 2002 is sufficient to cover any future costs relating to this matter.

8. RESTRUCTURING CHARGES:

     On October 10, 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "2000 Restructuring Plan"). Selling and marketing efforts are now focused on targeted markets located in Pennsylvania, New York and New Jersey. The 2000 Restructuring Plan included redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. In conjunction with the 2000 Restructuring Plan, the Company terminated 44 employees.
                                      F-18

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

     During the fourth quarter of 2000, the Company recorded a charge for $5,159,503. Of this restructuring charge, $4,045,643 had not been paid as of December 31, 2000 and was, accordingly classified as accrued restructuring costs. The restructuring charges were determined based on formal plans approved by the Company's management and Board of Directors using the information available at the time. In addition in 2000, the Company recorded a $3,233,753 asset impairment charge as a result of the 2000 Restructuring Plan (see Note 2 "Impairment of Long-Lived Assets").

     Throughout 2001, the Company continually reviewed the reserves that were established in October 2000 as part of its 2000 Restructuring Plan. In the fourth quarter of 2001, the Company recorded an additional charge of $1,335,790 related to its excess and idle data centers and administrative offices (the "2001 Restructuring Charge"). The amount of the 2001 Restructuring Charge was determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. This decision was made in the fourth quarter of 2001 as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to an overall slowdown in the economy and, in particular, the commercial real estate market. The Company has been continuing its efforts to dispose of or sublet these facilities.

     During 2002, we actively marketed our idle data centers and obtained a long-term tenant for many of the locations, however this tenant failed to take possession of the facilities on schedule and ultimately defaulted on the agreement during the fourth quarter of 2002. The Company has concluded that it is unlikely that we will obtain a long-term tenant for these idle facilities. Additionally, the Company has decided to vacate and offer our executive offices for sublease and consolidate these employees into other FASTNET office space effective July 1, 2003. The present value of the remaining cost of these facilities has been included in our restructuring reserve. As a result, we have recorded an additional restructuring charge of $2,839,683 to adjust the accrued restructuring account to the present value of the future cash outflows of the idle locations. Actual results could differ materially from this estimate. We will continue our efforts to sublease these facilities, but we do not expect these efforts to be successful. The total amount of lease payments relating to these excess or idle facilities is approximately $4.5 million through 2010.

     The activity in the restructuring charge accrual during 2002 and 2001 is summarized in the table below:

                                                    ACCRUED                                              ACCRUED
                                                  RESTRUCTURING                          CASH         RESTRUCTURING
                                                      AS OF            2001            PAYMENTS           AS OF
                                                  DECEMBER 31,     RESTRUCTURING        DURING         DECEMBER 31,
                                                     2000             CHARGE             2001              2001
                                                  ------------     ------------      ------------      ------------
Telecommunications exit and termination fees      $ 2,552,472      $        --      $ (2,318,492)      $   233,980
Leasehold termination costs ................          708,818               --          (593,275)          115,543
Sales and marketing contract terminations ..          522,520               --          (470,199)           52,321
Facility exit costs ........................          261,833        1,335,790          (227,350)        1,370,273
                                                  ------------     ------------      ------------      ------------

                                                  $ 4,045,643      $ 1,335,790       $(3,609,316)      $ 1,772,117
                                                  ============     ============      ============      ============

                                                     ACCRUED                                              ACCRUED
                                                  RESTRUCTURING                          CASH         RESTRUCTURING
                                                      AS OF            2002            PAYMENTS           AS OF
                                                  DECEMBER 31,     RESTRUCTURING        DURING         DECEMBER 31,
                                                     2001             CHARGE             2002              2002
                                                  ------------     ------------      ------------      ------------
Telecommunications exit and termination fees      $   233,980      $        --       $        --       $   233,980
Leasehold termination costs ................          115,543               --          (115,543)               --
Sales and marketing contract terminations ..           52,321               --           (50,000)            2,321
Facility exit costs ........................        1,370,273        2,839,683          (622,848)        3,587,108
                                                  ------------     ------------      ------------      ------------

                                                  $ 1,772,117      $ 2,839,683       $  (788,391)      $ 3,823,409
                                                  ============     ============      ============      ============

 9. CAPITAL LEASE OBLIGATIONS:

     The Company is currently engaged in discussions with certain vendors for the renegotiation of capital leases of approximately $3.5 million. Accordingly, all outstanding amounts related to these leases have been classified as current. The Company is actively pursuing measures to restructure this liability. The
..
                                      F-19

Company is not currently making any payments on these obligations and as a result may be considered to be in default of the capital lease obligations.

10. DEBT:

     As of December 31, 2002 and December 31, 2001, debt consisted of the following:

                                           DECEMBER 31, 2002   DECEMBER 31, 2001
                                          ------------------   -----------------
Bank Note ..............................        $        --         $ 2,300,000
NetReach Notes .........................            743,430             732,278
Netaxs Notes ...........................          1,654,812                  --
Other ..................................            257,308             251,850
                                                ------------        ------------
                                                  2,655,550           3,284,128
         Less--Current portion .........           (728,063)         (1,160,205)
                                                ------------        ------------
                                                $ 1,927,487         $ 2,123,923
                                                ============        ============
BANK NOTE

     In December 2001, the Company entered into a loan agreement with a bank and issued a $2,300,000 promissory note to the bank (the "Bank Note"). From December 2001 through June 28, 2002, the Bank Note bore interest at the annual rate of LIBOR plus 1.5%. The Bank Note was payable in consecutive monthly payments of $95,833 principal and interest with all principal and interest due in December 2003. On June 28, 2002, the Company amended its loan agreement with the Bank. In accordance with the amendment, the then current principal balance of $1,725,000 increased to $4,800,000. The Bank Note's interest rate was adjusted to the annual rate of LIBOR plus 1.4%. In October 2002, the Company repaid the balance of the Bank Note of $4,800,000 by utilizing proceeds from restricted marketable securities with the same bank. Interest expense related to the Bank Note for the years ended December 31, 2002 and December 31, 2001 was $86,507 and none, respectively.

NETREACH NOTES

     In conjunction with the NetReach acquisition, the Company issued various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $430,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal and interest due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. The convertible notes bear interest at 8.0% and mature in October 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57 per share. The warrants expire at various dates from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option-pricing model and recorded a debt discount of $29,581 related to the warrants. The discount is being expensed over the terms of the convertible notes. Interest expense related to the debt discount was $11,422 and $1,859 for the years ended December 31, 2002 and 2001, respectively.

     The remaining balance of the NetReach Notes of $330,000 are demand notes. The demand notes bear interest at 8.0% and are due upon demand as of December 31, 2002. Interest expense related to the NetReach Notes (excluding the debt discount) for the years ended December 31, 2002 and 2001 was $61,606 and $13,640, respectively.

NETAXS NOTES

     In connection with the Netaxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 ("Netaxs Notes"). The principal due under these notes accrue interest at a rate of 7.09% per annum and is payable in monthly principal installments through October 2005. Subsequent to the Company's acquisition of Netaxs, it was determined that Netaxs owed certain federal and state payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. The Company determined that it has a right of offset of this liability against the promissory notes and the escrowed indemnity property of the former shareholders of Netaxs. The Company and the former principal shareholders of Netaxs have reached agreement to offset payments of these liabilities against the notes. Effective October 2002, the Company began making payments under a repayment plan proposed by the Company to the taxing authorities. In October 2002, the Company remitted an initial payment of $309,000 to the taxing authorities and is remitting $45,000 per month through August 2003, exclusive of penalties and interest. Accordingly, the note balances have been reduced by approximately $1,060,000, including penalties and interest, which is estimated to be due to the tax authorities.

     Interest expense related to the Netaxs notes was $70,942 for the year ended December 31, 2002. Future maturities on the notes as of December 31, 2002 are $137,610 through December 31, 2003, $819,576 through December 31, 2004, and $437,627 through December 31, 2005.

     In connection with the Netaxs acquisition, the Company acquired certain notes payable due to a shareholder of the Company and a company owned by a shareholder of the Company. The notes bear interest at 10% per annum. The balance of these notes is $259,999 as of December 31, 2002. Interest expense related to the notes was $19,792 for the year ended December 31, 2002, respectively. Future maturities on the notes as of December 31, 2002 are $19,716 through December 31, 2003, $18,821 through December 31, 2004, $13,962 through December 31, 2005, $14,772 through December 31, 2006, $16,319 through December 31, 2007 and $176,409 thereafter.

OTHER

     On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note, which is being amortized to interest expense over the term of the note. As of December 31, 2002, the recorded balance of the note was $237,170.

PRIOR DEBT ACTIVITY

     On January 19, 2000, the Company issued a $1,000,000 bridge-financing note to an investor with a warrant to purchase 30,000 shares of Common stock. The note bore interest at 7% per annum and matured upon the completion of the initial public offering. The warrant is exercisable at $12 per share and expires on January 18, 2007. The warrant was valued at $255,802 using the Black Scholes Option pricing model and was recorded as a debt discount. This debt discount was amortized to interest expense over the term of the note. The note was repaid with the proceeds from the Company's initial public offering (see Note 11).

     On May 14, 1999, the Company issued a $1,000,000 convertible note to an investor (the "May 14 Convertible Note"). The May 14 Convertible Note bore interest at 7%, and both principal and accrued interest were convertible at the option of the holder at any time prior to maturity at rates, subject to adjustment, based on the future sales price of the Company's Common stock. In August 1999, the May 14 Convertible Note, together with accrued and unpaid interest totaling $1,015,545 was converted into 142,431 shares of Series A Preferred stock (see Note 11). The shares of Series A Preferred stock converted into Common stock upon the consummation of the Company's initial public offering (see Note 11).

     On May 28, 1998, the Company issued a $3,050,000 convertible note (the "Convertible Note") and a warrant to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share to an investor. The investor also purchased 1,000,000 shares of Common stock (see Note 11). The Black-Scholes Option pricing model calculated a minimal value for the warrant; therefore, no proceeds were assigned to the warrant. The Convertible Note bore interest at 7% and was convertible into Common stock at the option of the investor at any time prior to maturity at $1.50 per share subject to adjustment, as defined. The Convertible Note was secured by substantially all of the assets of the Company. The Convertible Note originally matured on November 30, 1999. On August 9, 1999, the investor agreed to extend the maturity of the Convertible Note to January 31, 2001. The investor also agreed to convert the Convertible Note into 2,033,334 shares of Common stock immediately prior to the consummation of the Company's initial public offering (see Note 11). The Convertible Note was converted to 2,033,334 shares of Common stock upon the consummation of the initial public offering (see Note 11).

11. SHAREHOLDERS' EQUITY:

PREFERRED STOCK

     As of December 31, 2002 and 2001, the Company had authorized 10,000,000 shares of no par value Preferred stock. In August 1999, the Company designated and issued 808,629 shares as Series A Convertible Preferred stock ("1999 Series A Preferred"). The 1999 Series A Preferred was convertible at any time into Common stock of the Company at a one-for-one conversion ratio. The 1999 Series A Preferred converted into Common Stock immediately prior to the consummation of the Company's initial public offering.

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

     Each share of 2001 Series A Preferred is convertible currently on a one-for-one basis, into the Company's Common stock any time after the earlier of August 30, 2002 or a mandatory conversion event, as defined. As a mandatory conversion did not occur, the 2001 Series A Preferred is currently convertible at the option of the holder any time on or after August 30, 2002. The holders of the 2001 Series A Preferred are entitled to receive dividends at the same rate as dividends are paid with respect to Common stock shares. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share (subject to adjustment) plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior the event. As of December 31, 2002, the 2002 Series A Preferred had a liquidation preference of $3,099,727.

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

     The Company allocated the proceeds from the First Closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheet as of December 31, 2001. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" And EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The Company recorded the BCF related to the First Closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF was recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, August 30, 2002. The Company allocated the proceeds from the Second Closing in the same manner as discussed above. The fair value of the warrants issued in the Second Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the Second Closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF was recorded in a manner similar to a deemed dividend over the period from the dates of issuance to the earliest date of conversion, August 30, 2002. The Company recorded a deemed dividend - BCF of $987,624 and $389,405 in the years ended December 31, 2002 and 2001, respectively.

COMMON STOCK

     The Company has 50,000,000 authorized shares of no par value Common stock. The Company had 15,990,947 shares outstanding as of December 31, 2000, 20,390,947 shares outstanding as of December 31, 2001 and 25,572,323 shares outstanding as of December 31, 2002.

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

     In May 1998, the Company purchased 5,787,610 shares of Common stock from certain employee shareholders ("sellers") of the Company. Subsequently, in May 1998, the Company sold 1,000,000 shares to an investor. The Company recorded the purchase from the sellers as a purchase of treasury stock.

RESTRICTED COMMON STOCK

     In December 2000, the Company sold 1,000,000 shares of Common stock to the Chief Executive Officer of the Company (the "Holder") for $437,500, which represented the fair market value of the shares on the sale date, in exchange for a note receivable (the "Note"). The Note bears interest at 6% per year. The Note and accrued interest are due on December 1, 2005. The Note is secured by a pledge of the Company's Common stock sold by the Company and held by the Holder for $328,125 of the Note amount and the Holder's personal assets secure the balance of $109,375. The Note is reflected in shareholders' equity on the accompanying consolidated balance sheets as a note receivable from shareholder.

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

     The Company applies APB Opinion No. 25 and the related interpretations in accounting for options issued to employees and directors under the Plan. Accordingly, compensation expense is recognized for the intrinsic value (the difference between the exercise price and the fair value of the Company's Common stock) on the date of grant. Compensation, if any, is deferred and charged to expense over the respective vesting period. In May and June 1999, the Company issued options to purchase 110,000 and 3,000 shares of Common stock, respectively for $2.50 per share. At that time the fair value of the Company's Common stock was deemed $7.13 per share. These options vest over periods ranging from one to five years. In connection with these option grants, the Company recorded deferred stock compensation of $532,450.

     In February 2000, certain members of the Company's Board of Directors were granted a total of 220,000 options to purchase Common stock. Of these options, 20,000 vested immediately and the remaining 200,000 are vesting quarterly over a period of five years. The exercise price of these options was $9.25 per share and the fair value of the Company's Common stock on the date of grant was $12.44 per share. Accordingly, the Company recorded deferred stock compensation of $701,800. Additionally, during February 2000, the Company granted 53,491 options to purchase Common stock to certain employees at an exercise price of $9.25 per share and the fair value of the Common stock on the date of grant was $14.69 per share. Accordingly, the Company recorded deferred stock compensation of $290,993. These options vest over a five-year term.

     Compensation expense recorded from the amortization of the deferred stock compensation was $25,188, $145,345 and $331,243 for the years ended December 31, 2002, 2001 and 2000, respectively. As a result of the termination of employees, $288,161, $294,072 and $228,285 of the unamortized balance of deferred stock compensation was reversed in the years ended December 31, 2002, 2001 and 2000, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                      2002              2001           2000
                                      ----              ----           ----
Expected life ..................     6.0 years         6.0 years      6.0 years
Risk-free interest rate ........        4.19%             4.95%          6.48%
Volatility .....................       100.0%            100.0%         100.0%
Dividend rate ..................           0%                0%             0%

     The weighted average fair value of options granted during 2002, 2001 and 2000 is estimated at $0.77, $0.64 and $1.51 per share, respectively.

Information with respect to outstanding options under the Plan is as follows:

                                                                                                  WEIGHTED
                                                                                   RANGE OF        AVERAGE
                                                                 AGGREGATE         EXERCISE       PRICE PER
                                                 SHARES            PRICE            PRICES          SHARE
                                              ------------     -------------     -------------   -----------
         Outstanding, December 31, 1999           585,000      $  1,105,100       $1.50-$7.13    $     1.89
                Granted .................        1,397,750         4,204,208        0.56-13.58          3.01
                Exercised ...............          (2,000)           (3,000)             1.50          1.50
                Cancelled ...............         (10,000)          (23,000)        1.50-2.50          2.30
                                              ------------     -------------     -------------   -----------
         Outstanding, December 31, 2000         1,970,750         5,283,308        0.56-13.58          2.68
               Granted .................        1,128,800           918,200         0.75-0.97          0.81
               Cancelled ...............         (839,550)       (1,604,743)       0.75-13.58          1.91
                                              ------------     -------------     -------------   -----------
         Outstanding, December 31, 2001         2,260,000         4,596,765         0.56-9.25          2.03
               Granted ................         1,934,877         1,853,599         0.28-1.57          0.96
               Exercised ..............            (1,000)           (1,130)             1.13          1.13
               Cancelled ..............        (1,064,669)       (2,574,724)        0.56-9.25          2.42
                                              ------------     -------------     -------------   -----------
         Outstanding, December 31, 2002         3,129,208      $ (3,874,510)     $0.28 - 9.25          1.24
                                              ============     =============     =============   ===========

     As of December 31, 2002 there were 870,792 options available for grant under the plan.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                  OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                  -------------------- -------------------------
                                  WEIGHTED   WEIGHTED                  WEIGHTED
                                   AVERAGE    AVERAGE                  AVERAGE
RANGE OF EXERCISE    NUMBER       REMAINING  EXERCISE     NUMBER      EXERCISE
     PRICES        OUTSTANDING      LIFE       PRICE    EXERCISABLE     PRICE
-----------------  ------------  ----------- --------- ------------- -----------

$0.28 - $0.41        393,600         9.87   $   0.33     135,900     $   0.32
$0.50 - $0.74        333,200         8.36       0.59     231,400         0.60
$0.75 - $0.97        829,360         8.72       0.76     276,860         0.68
$1.00 - $1.25        630,298         8.64       1.09     383,979         1.08
$1.40 - $1.57        829,500         7.78       1.50     573,750         1.50
        $2.50         12,000         6.39       2.50       7,200         2.50
        $7.13         20,000         6.60       7.13      20,000         7.13
        $9.25         81,250         7.15       9.25      52,000         9.25
                    ----------    ---------  ---------  ----------    ---------
                   3,129,208         8.50   $   1.24   1,681,089     $   1.36
                   ==========    =========  =========  ==========    =========

EMPLOYEE STOCK PURCHASE PLAN

     In June 2001, the Company's shareholders approved the adoption of the 2001 Employee Stock Option Purchase Plan ("2001 ESPP"). The 2001 ESPP covers a maximum of 400,000 shares of Common stock for subscription over established offering periods. The purchase price for stock purchased under the 2001 ESPP for each subscription period is the lesser of 85% of the fair market value of a share of Common stock at the commencement of the subscription period or 85% of the fair market value of a share of Common stock at the close of the subscription period. As of December 31, 2002 and 2001, 2,935 and 0 shares of Common stock were issued under the 2001 Employee Stock Purchase Plan.

WARRANTS

     In May 1998, the Company issued a warrant to an investor to purchase 1,000,000 shares of Common stock at an exercise price of $1.50 per share. This warrant is currently exercisable and expires in May 2005.

     In October 2000, the Company issued a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered at an exercise price of $1.625 per share. This warrant is currently exercisable and expires on October 23, 2003.

     In January 2000, the Company issued a warrant to purchase 30,000 shares of Common stock at an exercise price of $12.00 per share in conjunction with the bridge financing (see Note 10). The warrant is currently exercisable and expires in January 2007.

     In September and November 2001, the Company issued warrants to purchase a total of 626,605 and 224,968 shares of the Company's Common stock, respectively at an exercise price of $1.27 in conjunction with the sale of 2001 Series A Preferred to two investors and the issuance of 2001 Series A Preferred in exchange for professional services rendered (see Note 11). The warrants expire in September and November 2006.

     In conjunction with the NetReach Notes, there are warrants to purchase a total of 52,140 shares of Common stock outstanding at December 31, 2001 with exercise prices ranging from $1.89 to $7.57.

     In December 2001, the Company issued a warrant to purchase 750,000 shares of the Company's Common stock at an exercise price of $0.45 per share in conjunction with the settlement of several capital lease obligations (see Note
13). The value of the warrant was determined to be approximately $544,000 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years, a risk free interest rate of 3.784%, volatility of 100% and a dividend rate of 0%. The warrant expires in January 2005.

12. INCOME TAXES:

     At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $53 million. The net operating loss carryforward will begin to expire in 2010. The Company's utilization of its loss carryforward could be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%.

     The Company has a net deferred tax asset primarily related to the net operating loss carryforward and temporary differences between the financial reporting and tax accounting treatment of certain expenses. Due to the Company's history of operating losses, the realization of the deferred tax asset is uncertain. Therefore, the Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2002 and 2001.

     The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes are as follows:

                                                                DECEMBER 31,
                                                                ------------

                                                           2002               2001
                                                      -------------      -------------
Deferred tax assets:
     Net operating loss carryforwards                 $ 20,751,000       $ 15,574,000
     Stock-based compensation                               17,000            219,000
     Accruals and reserves currently not deductible      2,998,000          1,437,000
     Fixed assets                                          278,000                 --
     Intangibles                                         1,058,000             47,000
                                                      -------------      -------------
                                                        25,102,000         17,277,000
Deferred tax liability:
     Fixed assets                                               --           (311,000)
                                                      -------------      -------------
Net deferred tax asset                                  25,102,000         16,966,000
Valuation allowance                                    (25,102,000)       (16,966,000)
                                                      -------------      -------------
                                                      $         --       $         --
                                                      =============      =============

13. COMMITMENTS AND CONTINGENCIES:

LEASE ARRANGEMENT SETTLEMENTS

     During the first quarter of 2000, the Company received a credit line of $3,000,000 from a vendor to purchase equipment. In April 2000, the same vendor added a second credit facility of $5,000,000 to the original credit facility. These credit facilities were used to secure computer-related equipment under three-year capital leases. In December of 2001, the Company entered into a settlement agreement with the vendor to transfer the title of all equipment financed under the capital lease obligations to the Company and to settle the entire principal balance of the capital lease obligations for a payment of $1,600,000 in January 2002 and a warrant to purchase 750,000 shares of the Company's Common stock. A gain on the extinguishment of debt, in the amount of $4,006,049 (net of costs) was recorded in the year ended December 31, 2001 in the accompanying consolidated statements of operations as other income.

     In June 1999, the Company entered into a $20,000,000 master equipment lease agreement with an equipment vendor. Leases under the agreement were payable in three monthly installments of 0.83% of the value of the equipment leased and 33 monthly installments of 0.0345% of the value of the equipment leased. Capital lease obligations related to the credit facilities as of June 30, 2001 totaled $4.1 million. In August 2001, the Company signed an agreement with the lender to settle the capital lease obligations. Pursuant to the agreement, the Company made a $2,000,000 payment in August 2001 to the vendor to settle the entire principal balance of capital lease obligations under the credit facilities. Additionally, the vendor transferred title of the equipment leased under the capital lease obligations to the Company. A gain on the extinguishment of debt in the amount of $1,630,328 (net of costs) was recorded in the year ended December 31, 2001 as other income in the accompanying consolidated statement of operations.

     The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2010. Rent expense under the operating leases was $2,608,438, $1,697,370, and $1,766,647 during the years ended December 31, 2002, 2001 and 2000, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments as of December 31, 2002, are as follows:

                                                   CAPITAL         OPERATING   TELECOMMUNICATION
                                                   LEASES           LEASES       COMMITMENTS
                                                   ------           ------         ------
         2003 ............................        3,687,451         2,127,308      10,909,533
         2004 ............................           62,678         1,874,142       9,760,109
         2005 ............................               --         1,387,726       6,253,028
         2006 ............................               --           490,999       1,411,382
         2007.............................               --           506,917         779,000
         Thereafter ......................               --         1,325,712             --
                                              --------------    --------------  --------------
         Total minimum lease payments ....        3,750,129     $   7,712,804   $  29,113,052
                                              ==============    ==============  ==============
         Less - Current portion ..........       (3,687,451)
                                              --------------
                                              $      62,678
                                              ==============

Operating lease commitments above include leases within the Accrued Restructuring Costs as of December 31, 2002.


LEGAL CONTINGENCIES

     On January 24, 2003 the Official Committee of Unsecured Creditors for the estate of AppliedTheory filed an adversary proceeding against the Company for the recovery of approximately $1.2 million in liabilities due Finova Capital, one of the estate's secured creditors. The core allegation of the Committee is that the Company's bid at auction for the assets purchased by the Company from AppliedTheory included the assumption of that indebtedness, which constituted direct financing leases, and that the Company should be estopped from denying its liability after the closing of the acquisition. The Company has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude the Finova liability. As a result, the Company contends that the estate of ApliedTheory closed the revised deal and thereby releasing any claims regarding these Finova liabilities against the Company. As of December 31, 2002, it is too early to determine the outcome of these proceedings.

     From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position, results of operations or cash flows.

14. RELATED PARTY TRANSACTIONS

     In June 1999, the Company entered into a financial arrangement, as amended, with a financial advisor, who is an affiliate of a significant shareholder of the Company ("Financial Advisor"). This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment was related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. Approximately $310,000 remains unpaid as of December 31, 2002 and is included in accrued expenses on the accompanying consolidated balance sheets as December 31, 2002.

     In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered (see Note 10).

     In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid this firm approximately $507,779 and $398,000 for the years ended December 31, 2002 and 2001, respectively.

     A property owner of one of the Company's facilities is also a holder of a note acquired in connection with the NetReach acquisition. The Company paid the landlord $54,957 in rent payments the year ended December 31, 2002.

     In the year ended December 31, 2001, the Company advanced $202,400 in promissory notes, bearing interest at 3.75% per annum, to several executives of the Company. Certain executives repaid an aggregate of $58,400 of the promissory notes in the year ended December 31, 2001. An additional $50,000 promissory note was advanced to an executive in the three months ended March 31, 2002. Payments have not been made on the promissory notes in the twelve months ended December 31, 2002. The Company amended the terms of the notes in June 2002. The promissory notes, which were to be repaid in full or through 18 monthly payments to begin in April 2002, have been amended to be payable on demand.

     A significant customer of the Company is a shareholder. Revenues from this customer from the year ended December 31, 2002 were approximately $2,066,000 or 6% of total revenues. A member of the Company's Board of Directors is also an officer of this customer.

     In May, 2002 the Company entered into a management consulting agreement with a management consulting firm controlled by a compensated member of the Company's Board of Directors with a minimum fee due under the contract of $2,500 per month. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The Company granted to this firm 63,160 stock options during 2002. The Company paid this firm $99,746 for the year ended December 31, 2002.

15. RETIREMENT SAVINGS PLAN:

     In 1999, the Company established a defined contribution 401(k) retirement savings plan, which covers substantially all employees. Employees become eligible to participate in the plan upon completion of three months of employment. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company matches $0.50 on every $1.00 up to the first 6% of the employee contributions. The Company made contributions of $117,751, $87,885 and $92,823 in 2002, 2001 and 2000, respectively.

16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                             2002                                             2001
                         ---------------------------------------------    -------------------------------------------
                            1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                          QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                          -------     -------     -------     -------     -------     -------     -------      -------
Revenues                 $  4,320    $  7,971    $ 10,493    $  9,348    $  3,660    $  4,043    $  3,630    $  3,961
Operating expenses          6,101      10,424      12,463      19,808(1)    7,675       7,876       6,676 (2)   7,202 (3)
Operating loss             (1,781)     (2,453)     (1,970)    (10,460)     (4,015)     (3,833)     (3,046)     (3,241)
Other income
    (expense)                 (27)        (86)       (103)       (232)         49         (72)        (11)         (7)
Net income (loss)          (2,178)     (2,909)     (2,320)    (10,693)     (3,966)     (3,905)     (1,516)        457
Basic and diluted net
     income (loss) per
     Common share           (0.11)      (0.12)      (0.09)      (0.43)      (0.25)      (0.23)      (0.09)       0.06

---------------
(1)      Includes restructuring charge of $2.8 million and intangible asset impairment charge of $3.8 million.

(2)      Includes gain on extinguishment of debt of $1.6 million.

(3) Includes gain on extinguishment of debt $4.0 million and a restructuring charge of $1.3 million.



                                          FASTNET CORPORATION AND SUBSIDIARIES
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  ADDITIONS
                                                         -------------------------
                                           BALANCE AT    CHARGED TO     CHARGED TO
                                          BEGINNING OF      COSTS         OTHER                        BALANCE AT
DESCRIPTION                                   YEAR       AND EXPENSES    ACCOUNTS      DEDUCTIONS      END OF YEAR
-----------                                   ----       ------------    --------      ----------      -----------
For the year ended December 31, 2000:
     Allowance for doubtful accounts     $     49,388    $  727,589    $         --    $         --     $  776,977
                                         =============   ===========   =============   =============    ===========
     Restructuring reserve               $         --    $5,159,503    $         --    $ (1,113,860)    $4,045,643
                                         =============   ===========   =============   =============    ===========
For the year ended December 31, 2001:
     Allowance for doubtful accounts     $    776,997    $  293,151    $    338,474(a) $   (273,224)    $1,135,398
                                         =============   ===========   =============   =============    ===========
     Restructuring reserve               $  4,045,643    $1,335,790    $         --    $ (3,609,316)    $1,772,117
                                         =============   ===========   =============   =============    ===========
For the year ended December 31, 2002:
     Allowance for doubtful accounts     $  1,135,398    $  658,726    $    283,737(b) $   (128,820)    $1,949,041
                                         =============   ===========   =============   =============    ===========
     Restructuring reserve               $  1,772,117    $2,839,683    $         --    $   (788,391)    $3,823,409
                                         =============   ===========   =============   =============    ===========

a) Estimated allowance for accounts receivable for Cybertech and NetReach acquisitions.

b) Estimated allowance for accounts receivable for SuperNet and Netaxs acquisitions.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTNET Corporation

Date: April 4, 2003                            By: /s/ R. Barry Borden
                                                   -----------------------------
                                               R. Barry Borden
                                               Chairman and President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 4, 2003                            By: /s/ R. Barry Borden
                                                   -----------------------------
                                               R. Barry Borden
                                               Chairman and President
                                               (Principal Executive Officer)

Date: April 4, 2003                            By: /s/ Stephen A. Hurly
                                                   -----------------------------
                                               Stephen A. Hurly
                                               Chief Executive Officer

Date: April 4, 2003                            By: /s/ Ward Schultz
                                                   -----------------------------
                                               Ward Schultz
                                               Chief Financial Officer
                                               (Principal Financial & Accounting
                                                Officer)

Date: April 4, 2003                            By: /s/ Bruce H. Luehrs
                                                   -----------------------------
                                               Bruce H. Luehrs
                                               Director

Date: April 4, 2003                            By: /s/ Sonny C. Hunt
                                                   -----------------------------
                                               Sonny C. Hunt
                                               Director

Date: April 4, 2003                            By: /s/ Douglas L. Michels
                                                   -----------------------------
                                               Douglas L. Michels
                                               Director

Date: April 4, 2003                            By: /s/ Britton H. Murdoch
                                                   -----------------------------
                                               Britton H. Murdoch
                                               Director

Date: April 4, 2003                            By: /s/ Avraham Freedman
                                                   -----------------------------
                                               Avraham Freedman
                                               Director

Date: April 4, 2003                            By: /s/ Brian Tierney
                                                   -----------------------------
                                               Brian Tierney
                                               Director

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Barry Borden, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2002 of FASTNET Corporation (this "Report");

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

                                              /s/ R. Barry Borden
                                              -------------------
                                              R. Barry Borden
                                              President and Chairman
                                              (Principal Executive Officer)

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ward Schultz, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2002 of FASTNET Corporation (this "Report") ;

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

                                              /s/ Ward Schultz
                                              ----------------
                                              Ward Schultz
                                              Chief Financial Officer (Principal
                                              Financial Officer)

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

2.1* Agreement and Plan of Reorganization dates as of April 4, 2002 between the Company, FASTNET Merger Corp., Netaxs , Inc. and certain shareholders of Netaxs, Inc.

2.2** Amended and Restated Asset Purchase Agreement, dated as of April 17, 2002, by and among the Purchaser, AppliedTheory and its subsidiaries

3.1***            Amended and Restated Articles of Incorporation of the
                  Registrant.

3.2+              Third Amended and Restated Bylaws of the Registrant.

3.3++ Statement with respect to shares fixing rights Preferences and Terms of the Series A Convertible Preferred Stock of FASTNET Corporation

10.1+++           Equity Compensation Plan of the Registrant.

10.2+ Consulting Agreement dated May 8, 2002 by and between Strattech Partners, LLC and FASTNET Corporation, Inc.

10.5*** Agreement between UUNET Technologies, Inc. and the Registrant, dated August 11, 1999.

10.7*** Colocation License by and between Switch and Data Facilities Site Two, L.P. and the Registrant, dated January 1, 1999.

10.8*** Commercial Lease Agreement by and between RB Associates and the Registrant, dated July 22, 1998.

10.9*** Lease Agreement between Holland Center, L.L.C. and the Registrant, dated June 15, 1999.

10.11*** Master Lease Agreement between Sunrise Leasing Corporation (Cisco Systems, Inc.) and the Registrant, dated October 23, 1997.

10.13*** Master Lease Agreement between Sun Microsystems, Inc. and the Registrant, dated February 21, 1997.

10.15*** Service Agreement between Service Electric Cable TV, Inc. and the Registrant, dated as of May 12, 1999.

10.16*** Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated June 25, 1999.

10.17*** Service Agreement between Hyperion Communications of New Jersey, LLC and the Registrant, dated May 12, 1999.

10.20*** Form of Agreement between Focal Communications Corporation and the Registrant.

10.22*** Common Stock Warrant Purchase Agreement by and among the Registrant and H&Q You Tools Investment Holding, L.P., dated May 28, 1998.

10.24*** Master Lease Agreement between Sunrise Leasing Corporation (Cisco Systems, Inc.) and the Registrant, dated November 3, 1999.

10.25*** Agreement between Hambrecht & Quist LLC and the Registrant, dated June 29, 1999 and an amendment dated December 7, 1999.

10.26*** Agreement between Covad Communications Company and the Registrant, dated December 3, 1999.

10.27*** Lease Agreement between 65 Public Square Associates and the Registrant, dated November 15, 1999.

10.28*** Agreement between UUNET Technologies, Inc. and the Registrant, dated December 14, 1999.

10.29*** Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated December 7, 1999.

10.30*** Agreement between NEXTLINK Pennsylvania, Inc. and the Registrant, dated October 19, 1999.

10.31*** Agreement between the ISK Magnetics, Inc. and the Registrant, dated January 6, 2000.

10.32*** Agreement between The Santa Cruz Operation Inc. and the Registrant, dated December 30, 1999.

10.33****         Employment Agreement between the Registrant and Stephen A.
                  Hurly, dated December 15, 2000.

10.34****         Promissory Note and Restricted Stock Agreement executed by
                  Stephen A. Hurly, dated as of December 15, 2000.

10.35# Form of Demand Note relating to certain officers of the Registrant.

10.35+++          Employee Stock Purchase Plan.

10.37*****        Investor Rights Agreement, dated September 5, 2001, by and among the Registrant and the holders of Series A Convertible
                  Preferred Stock as signatories thereto.

10.38*****        Shareholders Agreement, dated September 5, 2001, by and among the Registrant and the holders of Series A Convertible
                  Preferred Stock as signatories thereto.

21.1              Subsidiaries of the Registrant.

23.1              Consent of KPMG LLP (Independent Auditors).

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 -------------------

* Incorporated by reference herein to the Registrant's Current Report on Form 8-K filed on April 19, 2002.

** Incorporated by reference herein to the Registrant's Form 8-K filed on June 17, 2002.

*** Incorporated by reference to the Registrant's Registration Statement on Forms S-1 (Registration No. 333-85465) filed on August 18, 1999, as amended.

+ Incorporated by reference herein to the Registrant's Form 10-K for the year ended December 31, 2000 filed on April 2, 2001.

++ Incorporated by reference herein to the Registrant's 2001 Proxy Statement filed on October 18, 2001.

+++ Incorporated by reference herein to the Registrant's 2001 Proxy Statement filed on April 30, 2001.

+ Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2002 filed on August 19, 2002.

**** Incorporated by reference from the Current Report on Form 8-K dated December 15, 2001.

***** Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2001.

# Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 19, 2002.