Form 10-K/A
period 2002-12-31
FASTNET CORP
filed 2003-04-30
CIK 1092536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ___________

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ________ Commission file number (0-25852)

                       Commission file number____________

                               FASTNET CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2767197
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two Courtney Place, Suite 130, 3864 Courtney Street,
           Bethlehem, Pennsylvania                                   18017
----------------------------------------------------        --------------------
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (610) 266-6700

           Securities registered pursuant to Section 12(b)of the Act:

      Title of each class             Name of each exchange on which registered
------------------------------        ------------------------------------------
            None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the common equity securities held by non-affiliates of the Registrant as of June 28, 2002, was $15.8 million, based on the closing price of the Common Stock on that day, being the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ National Market. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all directors and executive officers. The number of shares of Registrant's Common Stock outstanding as of April 4, 2003 was 25,572,323.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTE

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the defininative proxy material of FASTNET Corporation (the "Company") for its 2003 Annual Meeting of Shareholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age     Position(s)
----                     ---     -----------
R. Barry Borden(1)       63      President and Chairman of the Board
Stephen A. Hurly(2)      34      Chief Executive Officer and Director
Ward G. Schultz          45      Chief Financial Officer and Secretary
John G. Englesson        50      Executive Vice President of Marketing and Sales
Phillip L. Weller        41      Chief Technology Officer
Sonny C. Hunt            42      Director and Senior Vice President
Douglas L. Michels       49      Director
Avraham Freedman         33      Director
Brian Tierney            45      Director
Bruce H. Luehrs          49      Director
Britton H. Murdoch       45      Director
----------------

(1)     Mr. Borden was appointed President and Chairman of the Board in February
        2003.
(2) Mr. Hurly served as President during the fiscal year 2002 and through February 2003.

        There are no family relationships among any of our directors and executive officers.

         R. BARRY BORDEN, 63, was appointed President and Chairman of the Board in February 2003. Mr. Borden has also served as a member of the Board since January 2000. He is also President of LMA Group, a management consulting firm he founded in 1984. From August 1997 until January 2001, he served as President of Broadbeam Corporation of Princeton, New Jersey, a supplier of software for wireless data communications. Mr. Borden also serves on the board of directors of AM Communications, a provider of technology for managing and monitoring of broadband systems. Mr. Borden has served in senior management positions of Delta Data Systems, Franklin Computer Corporation, Cricket Software and Mergent International. Mr. Borden holds a B.S. in Electrical Engineering from the University of Pennsylvania.

         STEPHEN A. HURLY, 34, has served as a member of the Board since January 2001 and as the Chief Executive Officer of the Company since December 2000. Mr. Hurly previously served as the Company's President from December 2000 until February 2003. Prior to joining the Company, Mr. Hurly spent two and a half years as a Vice-President in the Global Technology practice with Chase H&Q, a division of Chase Securities, Inc., in San Francisco. With Chase H&Q, Mr. Hurly specialized in mergers and acquisitions, as well as private and public financings of technology companies. From January 1998 to August 1998, Mr. Hurly worked at Wasserstein Perella, a Global Mergers and Acquisitions Investment Bank in New York City. From August 1997 to January 1998, Mr. Hurly worked at UBS Securities in New York City as a member of its Global Corporate Finance Group. Mr. Hurly holds a B.S. degree in Engineering from Swarthmore College and MBA from the University of Chicago.

         WARD G. SCHULTZ, 45, has served as the Company's Chief Financial Officer and Secretary since May 2002. From July 1998 to May 2002 Mr. Schultz served as Chief Financial Officer, Chief Operating Officer and a director of Asia Access Telecom, Inc., an international long distance telecommunications provider with operations in the United States, South Korea and Singapore. From September 1997 to March 1998 Mr. Schultz, served as Chief Financial Officer of Silverline Technologies, Inc. an information technology consulting firm providing services to the telecom and financial services industry and from January 1994 to February 1997 Mr. Schultz served as Chief Financial Officer and Secretary of Capsule Communications Inc., a facilities based long distance telecommunications provider. From 1989 to 1994, Mr. Schultz served as Chief Financial Officer of Global Environmental Corp, a manufacturing, engineering and constructor of industrial process systems. From 1983 to 1989, Mr. Schultz was a Tax Manager in the Philadelphia office of Deloitte & Touche. Mr. Schultz continues to serve on the board of Asia Access Telecom, Inc. Mr. Schultz is a Certified Public Accountant, holds a B.S. in Business Administration from Drexel University and a Masters in Taxation from Villanova University.

         JOHN G. ENGLESSON, 50, has served as the Company's executive vice president of marketing and sales since November 2002. From November 2001 to November 2002 Mr. Englesson served as executive vice president of business development, sales, marketing and planning at Saucon Technologies, Inc., a New Jersey and Lehigh Valley technology and e-business firm. Mr. Englesson continues to serve on its board of directors. Prior to joining Saucon Technologies, Mr. Englesson was Vice President of Marketing for Wyomissing-based NEXTLINK Pennsylvania, where he was responsible for marketing, product line management, product development, market demographics and research. Mr. Englesson began his career in the telecommunications industry with Chadwick Telecommunications Corporation and Chadwick Telephone. From 1984 to 1999, Englesson served as Executive Vice President, COO of the two companies, which marketed business and institutional phone systems and long distance services to companies. While there, Englesson helped to grow Chadwick into a regional power, with a long distance services network that stretched from Northern Virginia to New York. Mr. Englesson attended Lehigh University in Bethlehem, where he earned a degree in chemistry from the school's highly regarded College of Engineering and then an M.B.A. two years later.

         PHILLIP L. WELLER, 41, has served as chief technology officer of the Company since November 1999. Mr. Weller previously served as executive vice president of engineering of the Company from November 1996 until November 1999. From June 1991 until November 1996, Mr. Weller was a project manager and senior developer with AT&T Microelectronics/Lucent Technologies, where he participated in the development of new and modern message handling systems. From June 1980 until June 1991, Mr. Weller was a circuit designer with AT&T Bell Laboratories, a developer of voice, data and video telecommunications, in its Very Large Scale Integration division. Mr. Weller holds an A.A.S. in electronics technology from Lehigh County Community College, a B.S. in computer science from Moravian College and a M.S. in engineering science from Pennsylvania State University.

         SONNY C. HUNT, 42, has served as a member of the Board since May 1994 and as President of the Company from May 1994 through mid-December 2000. Mr. Hunt's current position with the Company is Senior Vice President, with respect to which his responsibilities have included management of key accounts and business development. Mr. Hunt co-founded the Company together with Mr. David K. Van Allen in May 1994. Mr. Hunt attended George Mason University and has completed advanced courses in computer programming.

         DOUGLAS L. MICHELS, 49, has served as a member of the Board since October 1998. Since May 2001, Mr. Michels has been the CEO, President and member of the board of directors of Tarantella Inc. (NASDAQ:TTLA), a provider of web-enabling software technologies and Internet-related products. Prior to Tarantella, Mr. Michels had been CEO of SCO Inc., the predecessor of Tarantella, which he co-founded in 1979, and a member of SCO's board of directors. During his tenure at SCO, Mr. Michels also held the positions of Executive Vice President, responsible for marketing and development, and Chief Technology Officer. Mr. Michels graduated with honors from the University of California at Santa Cruz, with a B.S. in Computer and Information Science.

         AVRAHAM FREEDMAN, 33, has served as a member of the Board since April 2002, and as the Company's chief network architect from April 2002 through January 2003. Mr. Freedman founded Netaxs, Inc., Philadelphia's first Internet Service Provider (ISP), in 1992 and served as its Chief Technology Officer until April 2002, when Netaxs was acquired by the Company. Mr. Freedman also contributes articles to Boardwatch, a technology and business publication for ISPs, and is working on a book on Internet routing. Mr. Freedman also currently serves as a consultant, and previously served as a vice president until December 2002, for Akamai Technologies, Inc., a provider of secure, outsourced e-business infrastructure services and software, where he oversees the growth and management of Akamai's globally distributed network through his leadership of the Network Infrastructure and Architecture group, which establishes relationships with networks and ISPs worldwide and manages capacity planning, architecture, and internal training on networking issues. Mr. Freedman also served as vice president of engineering at AboveNet in 1998 and 1999, where he led the architecture, implementation, and operation of AboveNet's ISXs and the AboveNet global IP network. Mr. Freedman studied computer science at Temple University.

         BRIAN TIERNEY, 45, has served as a member of the Board since August 2002 and is a member of the Compensation Committee. Mr. Tierney is the founder and chairman of Tierney Communications, a division of the Interpublic Group. In 1989 Mr. Tierney founded Tierney Communications and built it into one of the Mid- Atlantic's largest Advertising/PR agencies with annual billings of over $270 million. In 1998, Mr. Tierney sold the company to True North Communications, a predecessor of Interpublic. Prior to 1989, Mr. Tierney served in the Reagan Administration and had a series of positions with the Republican National Committee in Washington, D.C. Mr. Tierney currently serves on the board of directors of more than a dozen organizations, including the Regional Performing Arts Center (The Kimmel Center); Thomas Jefferson University; Greater Philadelphia Chamber of Commerce (Executive Committee); Police Athletic League; World Affairs Council; the Boy Scouts of America; and the University Museum of the University of Pennsylvania. In 2000, Mr. Tierney was appointed Chairman of the Republican National Committee's Catholic Task Force by the Bush 2000 Campaign. In March 2000, he was inducted into the Philadelphia Public Relations Society Hall of Fame. He received the Cradle of Liberty Good Scout Award in 2001, and in 1998 he received the Community Service Award of the Big Brothers/Big Sisters Association of Philadelphia. Recently, PA Politics.com ranked Mr. Tierney number fourteen in its "Fifty Most Powerful Pennsylvanians" survey. In 1998, Mr. Tierney was made a Knight of St. Gregory the Great by his Holiness Pope John Paul II. Mr. Tierney received a Juris Doctorate from Widener School of Law, a B.A. from the University of Pennsylvania and in 2003, Entrepreneur in Residence from the Wharton School/University of Pennsylvania.

         BRUCE H. LUEHRS, 49, has served as a member of the Board since September 2001 and is a member of the Compensation Committee and is current Chairman and member of the Audit Committee. Mr. Luehrs has been a General Partner at Edison Venture Fund since 1997. Mr. Luehrs is a director of Fiberlink, a provider of customized managed secure remote access solutions, InnaPhase, an enterprise solutions software technology company in the early drug development field, Incurrent Solutions, a provider of web and wireless customer self-service solutions for the payment card industry, Gain Capital, provides internet-based foreign exchange trading platform; CorrectNet, an enterprise software solutions provider, V-Span, a video-oriented collaboration and conferencing services provider; Derivatives Portfolio Management, a provider of back office services for securities firms; Octagon, a provider of regulatory information management services for pharma industry; and Cadient, a provider of professional services for pharma marketing. In 1996 and 1997, Mr. Luehrs established Penn Valley Capital, a merchant bank focused on the telecommunications industry. During 1995 and 1996, Mr. Luehrs was vice president with Columbia Capital, a merchant bank specializing in telecommunications. During 1992 to 1996, Mr. Luehrs was a founder and chief financial officer of Seaview Thermal Systems, a technology company in the business of treating hazardous waste. From 1990 to 1992, Mr. Luehrs served as vice president at PNC Equity Management where he directed a specialization in financing wireless telecommunications. From 1984 to 1990, Mr. Luehrs developed a lending and investment practice for Fidelity Bank to serve emerging growth companies in the Delaware Valley. Mr. Luehrs established a specialized lending unit to provide senior debt in conjunction with subordinated debt and institutional equity services. In 1988, Mr. Luehrs secured a SBIC license for Fidelity Bank and served as the first President of the SBIC unit. Mr. Luehrs was commissioned as an officer in the United States Air Force in 1975. He was Chairman of the Greater Philadelphia Venture Group. Mr. Luehrs received a MBA from Northwestern University following graduation from Duke University with a B.A. in Economics, SUMMA CUM LAUDE.

         BRITTON H. MURDOCH, 45, has served as a member of the Board since September 2001. Mr. Murdoch is Managing Director of Strattech Partners, LLC, a business consulting and venture capital firm, which he founded in 2000. From 1997 to 1998, Mr. Murdoch was Chief Financial Officer for Internet Capital Group (NASDAQ: ICGE), a Internet company actively engaged in business-to-business e-commerce through a network of partner companies. Mr. Murdoch was Chief Financial Officer for Airgas, Inc. (NYSE: ARG) from May 1990 to September 1996, and served as Vice President, Corporate Development of Airgas, from September 1996 to May 1997. Mr. Murdoch currently serves on the board of directors of Equity Bank, and Fiberlink, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations of these persons that no other reports were required, during the year ended December 31, 2002, all of the Company's directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements with the exception of the following: (a) Mr. Schultz, who inadvertently failed to file a timely Form 3, has since filed a late Form 3; (b) Mr. Borden, who inadvertently failed to file on one occasion a Form 4 during the fiscal year 2001, has since filed a late Form 5 in April 2002; (c) Messrs. Hurly, Michels, McClane and Murdoch have filed late Form 4s. In making these statements, the Company has relied solely on its review of copies of reports filed under Section 16(a) furnished to the Company and on written representations of its directors and executive officers. Based on shareholder public filings with the SEC, the Company does not believe any other shareholders are subject to Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth for the years ended December 31, 2002, 2001 and 2000 the compensation we paid to our Chief Executive Officer, the next four most highly paid executive officers, and one additional individual for whom disclosure would have been provided but for the fact that such individual did not serve as an executive officer as of December 31, 2002, and each of whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2002. These officers are referred to herein as the Named Executive Officers.

         Annual compensation listed in the following table excludes other compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers during the fiscal years ended December 31, 2002, 2001 and 2000. The options listed in the following table were granted under the Company's Amended and Restated Equity Compensation Plan.


                                                           ANNUAL COMPENSATION               LONG TERM
                                                                                            COMPENSATION
                                                  ----------------------------------------------------------

                                                                                             SECURITIES
                                                                          OTHER ANNUAL       UNDERLYING          ALL OTHER
                                                    SALARY     BONUS      COMPENSATION         OPTIONS          COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       ($)        ($)           ($)               (#)                ($)(3)
--------------------------------------- --------- ---------- ---------- ---------------- ------------------- -----------------
Stephen A. Hurly(1)                     2002        131,250      -----            -----             125,000             -----
CHIEF EXECUTIVE OFFICER                 2001        140,385     50,000            -----               6,000            63,632
                                        2000          5,769(2)   -----            -----               -----            ------

Phillip L. Weller                       2002        110,673     15,734            -----                ----             -----
CHIEF TECHNOLOGY OFFICER                2001        119,231     12,500            -----             200,000             -----
                                        2000        125,000    100,000            -----                ----             -----

Michael McClane(4)                      2002        110,001      -----          100,000(5)            -----
VICE PRESIDENT OF FINANCE               2001         97,039     70,500            -----               -----            15,000
                                        2000         91,135     60,000            -----             210,000             -----

Ward G. Schultz(6)                      2002         73,077     33,333            -----             275,000             -----
CHIEF FINANCIAL OFFICER

____________________________

(1) Mr. Hurly also served as President during fiscal year 2002 and through February 2003.
(2) This amount represents Mr. Hurly's salary paid for the time he served as the Company's Chief Executive Officer for the latter half of December 2000.
(3) The amount listed as all other compensation for: (a) Mr. Hurly represents moving expenses; (b) Mr. McClane represents forgiveness of loans made by the Company to him.
(4)  Mr. McClane terminated employment with the Company February 13, 2003.
(5) This amount represents an amount paid in connection with a Separation and Transition Agreement, pursuant to which Mr. McClane was transitioned from an executive officer to a part-time employee of the Company as of December 14, 2003 and through February 13, 2003 (the "Transition Period"), on which date his employment with the Company was terminated. This amount was paid in February 2003 with respect to services performed during the Transition Period, and was paid in lieu of any and all salary, bonus and severance or other compensation that may have accrued through December 13, 2002 during Mr. McClane's full-time employment status.
(6) Mr. Schultz was appointed as the Company's Chief Financial Officer effective as of May 20, 2003, and was not an employee of the Company prior to such date.

OPTION GRANTS IN FISCAL YEAR 2002

         The following table sets forth information regarding options granted in the 2002 fiscal year to the Named Executive Officers named in the Summary Compensation Table above. Messrs. McClane and Weller were not granted any options during the 2002 fiscal year. Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the exercise price. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year.


                                              INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                            NUMBER OF                                                      VALUE AT ASSUMED ANNUAL
                            SECURITIES        PERCENT                                       RATES OF STOCK PRICE
          NAME              UNDERLYING        OF TOTAL                                     APPRECIATION FOR OPTION
                              OPTIONS         OPTIONS        EXERCISE      EXPIRATION               TERM
                             GRANTED(1)       GRANTED      PRICE ($/SH)       DATE
                                                                                            5% ($)          10% ($)
------------------------- ---------------- --------------- -------------- -------------- ------------- ------------------
Stephen A. Hurly             125,000             6.5%          1.00          7/18/12        78,612          169,743
Ward G. Schultz              275,000            14.2%          1.50          5/20/12       259,419          657,415
John G. Englesson            300,000            15.5%          0.34         11/09/12        64,147          162,562

(1) The vesting schedule with respect to the options presented for each of the Named Executive Officers is as follows: (a) Mr. Hurly's options vests in equal annual installments of 31,250 shares for a four year period; (b) Mr. Schultz's options vest in equal semi-annual installments of 34,375 shares over a four year period; and (c) Mr. Englesson's options vest in equal annual installments of 75,000 shares over a four year period.

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR 2002 AND OPTION VALUES AS OF DECEMBER 31, 2002

         The following table summarizes option exercises during the fiscal year 2002 and the value of vested and unvested options at December 31, 2002 held by the Named Executive Officers in the Summary Compensation Table above. The table also sets forth the value realized upon the exercise of stock options during the period which is calculated based on the fair market value of our Common Stock on the date of exercise, as determined by the closing price of our Common Stock as traded on the Nasdaq National Market less the exercise price paid for the shares. The value of the unexercised in-the-money options would represent the positive spread between the exercise price of the options and the fair market value of the Company's Common Stock as of December 31, 2002, which was $0.28 per share. However, since the exercise prices with respect to each of the options presented in the table were above the fair market value of the Company's Common Stock as of December 31, 2002, or $0.28 per share, none of these options was considered to be in-the-money as of such date. As a result, no values are presented in the column entitled "Value of unexercised in-the-money options at fiscal year end ($)" below. No stock appreciation rights were outstanding as of December 31, 2002.


                                                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                                            OPTIONS AT FISCAL YEAR             AT FISCAL YEAR END ($)
                                                                    END (#)
                         ---------------------------------------------------------------------------------------------------------
                               SHARES          VALUE
                              ACQUIRED        REALIZED           EXERCISABLE/                    EXERCISABLE/
      NAME                  ON EXERCISE (#)     ($)             UNEXERCISABLE                   UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------
Stephen A. Hurly                 -                -              6,000/125,000                       --
Phillip L. Weller                -                -             150,000/150,000                      --
Michael McClane                  -                -                120,000/0                         --
Ward G. Schultz                  -                -             68,750/206,250                       --

COMPENSATION OF DIRECTORS

         The Company reimburses each member of the Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. On July 31, 2002, the Board approved cash compensation and stock option grants to independent Board members for serving on the Board and Committees of the Board. Each independent director is paid $1,250 per quarter, and each such director who serves as a member of the Company's Audit or Compensation Committees are paid as follows: Chairman of the Audit Committee -$1,250 per quarter; member of Audit Committee - $625; Chairman of the Compensation Committee and member of Compensation Committee - $625. In addition, independent directors are paid for each meeting of the Board and committee of the Board attended as follows:
Chairman of Audit Committee - $1,000 per meeting; member of Audit Committee - $500 per meeting; Chairman and member of Compensation Committee - $500 per meeting. For their initial election to the Board, each new independent Board member is granted an option to purchase 25,000 of the Company's Common Stock. These options vest at a rate of 50% immediately and 25% each year over the following two years from the date of grant, and have an exercise price based on the closing price of the Company's Common Stock as listed on the Nasdaq Stock Market on the date of grant. In addition, each independent Board member is granted an annual stock option of 10,000 shares of the Company's Common Stock, which vests at a rate of 50% immediately and 25% each year over the next two years from the date of the grant, and has an exercise price based on the closing price for the Company's Common Stock as listed on the Nasdaq Stock Market on the date of grant. On August 1, 2002, the Company granted options to purchase 10,000 shares of Common Stock to each of Messrs. Borden, Michels, Tierney, and Alan S. Kessman. Mr. Kessman resigned as a director in December 2002. These options vest at a rate of 50% immediately and 25% each year over the next two years from the date of grant, have an exercise price of $0.97 per share and expire on August 1, 2012. In addition, on August 1, 2002, the Company granted options to purchase 25,000 shares of Common Stock to Mr. Tierney as part of his initial election to the Board. These options vest at a rate of 50% immediately and 25% each year over the next two years from the date of grant, have an exercise price of $0.97 per share and expire on August 1, 2012.

         In May 2002, the Company entered into a management consulting agreement with Strattech Partners, LLC, a management consulting firm controlled by Mr. Murdoch, a member of the Company's Board of Directors. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis, and contains a minimum fee due under the contract of $2,500 per month and the grant of stock options based on services rendered. The Company granted to this firm 63,160 stock options during 2002, and paid $99,746 for serviced rendered during the fiscal year ended December 31, 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         EMPLOYMENT AGREEMENTS. Mr. Hurly and the Company entered into an Employment Agreement, dated December 18, 2000, pursuant to which Mr. Hurly would serve as the Company's Chief Executive Officer and President. Under the terms of the agreement, Mr. Hurly is to be nominated to serve on the Company's Board of Directors and the Company has agreed to pay Mr. Hurly an annual base salary of $150,000 and pursuant to which Mr. Hurly is eligible for an annual incentive bonus of at least $50,000, as determined by the Company's Compensation Committee and based on the Board's assessment of Mr. Hurly's performance for the applicable fiscal year. Mr. Hurly also received a $50,000 payment in consideration of relocation costs for him and his family. In addition, under the terms of the agreement, Mr. Hurly is entitled to 4 weeks vacation on the terms generally applicable to senior executives of the Company, and is eligible to participate in or receive benefits under any of the Company's pension plans, profit sharing plans, 401(k) plans, non-qualified deferred compensation plan, supplemental executive retirement plans, medical and dental benefits plans, life insurance plans, short-term and long-term disability plans, incentive compensation plans, or any other fringe benefit plans generally made available to the Company's senior executives. Under the terms of this agreement, the Company also sold to Mr. Hurly 1,000,000 shares of Common Stock at a price of $0.4375 per share (the closing price for the Company's Common Stock as listed on the Nasdaq Stock Market on December 18, 2000). In order to effect the sale of these shares, the Company also loaned Mr. Hurly a principal amount of $437,500 with interest at a rate of 6% per year, as payment for the shares. Mr. Hurly also executed and issued to the Company a Promissory Note and Restricted Stock Agreement, each dated December 18, 2000, representing Mr. Hurly's obligation to repay the $437,500. The entire principal amount with interest is due and payable by December 1, 2005, subject to certain mandatory repayment events, including the receipt of any net cash proceeds by Mr. Hurly in connection with his ownership of the shares of Common Stock or a transaction to sell the shares of Common Stock, or Mr. Hurly's termination under the Employment Agreement for any reason. According to the terms of the Promissory Note and Restricted Stock Agreement, upon the termination of Mr. Hurly for any reason, Mr. Hurly must offer to sell to the Company, and the Company must purchase from Mr. Hurly, any of the "unvested" shares of the Common Stock held by Mr. Hurly at a purchase price equal to the amount paid by Mr. Hurly for such shares. The vesting of Mr. Hurly's restricted shares occurs as follows: 25% of the shares vested immediately as of Mr. Hurly's first day of employment, and the remainder vest in equal monthly installments as of the last day of each calendar month over a 36-month period commencing on the first day of Mr. Hurly's employment. The vesting of these shares may also be accelerated upon termination of Mr. Hurly's employment without cause and in the event of a change of control as defined under the agreement. Under the terms of this agreement, Mr. Hurly's employment is at will, and is subject to termination by the Company or Mr. Hurly at any time. The Company terminated Mr. Hurly from the position of President in February 2003.

         In connection with the recent appointment of Mr. Borden as the Company's President, the Company intends to enter into an employment agreement with Mr. Borden. The Company is currently in the process of negotiating an employment agreement with Mr. Borden and anticipates that a final agreement will be finalized during the second quarter 2003.

         AGREEMENTS RELATING TO TERMINATION OF EMPLOYMENT. On June 12, 2002, the Company entered into a Separation Agreement and Mutual General Release with Stanley F. Bielicki in connection with the termination of Mr. Bielicki's Employment, the Company's former Chief Financial Officer, effective as of May 31, 2002. Under the terms of this agreement, Mr. Bielicki agreed to exercise and sell, no later than August 28, 2002, 50,000 of his vested options at $1.13 per share and to use the proceeds to repay the loan of $15,000 made to Mr. Bielicki by the Company (and any interest due). As the share price which Mr. Bielicki can obtain for the exercise of the options and the sale of the shares is less than $1.13 per share, under the terms of the Separation Agreement, Mr. Bielicki's obligation to exercise the options and sell the shares is null and void, and as a result of this, the Company has proposed an amendment of the Separation Agreement, pursuant to which the Company would agree to pay Mr. Bielicki up to a maximum amount of $21,000 in consulting fees during the fiscal year 2003 (the "Consulting Fees"); provided, however, that the payment of the Consulting Fees will be offset against the principal amount and any interest due under the outstanding $15,000 loan. The Company anticipates that the amendment to the Separation Agreement will be executed by the end of the second quarter 2003. In addition, under the terms of the agreement, the Company agreed to (i) pay Mr. Bielicki, commencing on June 1, 2002, salary continuation payments through December 31, 2002 at a salary rate of $140,000 per year, payable in accordance with the Company's normal payroll practices, less applicable federal, state and local taxes; (ii) permit Mr. Bielicki continued participation in certain benefits and retirement plans of the Company for a limited period of time after his effective termination date, (iii) extend the option exercise date of Mr. Bielicki's vested stock options as follows: (a) until the expiration date (March 9, 2009) of the term of options to purchase 100,000 shares of Common Stock issued at 41.50 per share, and (b) until October 25, 2010 for options to purchase 30,000 shares of Common Stock issued at $1.13 per share; and (iv) pay reasonable attorney's fees, costs and expenses incurred by Mr. Bielicki in connection with his employment termination. In addition, both the Company and Mr. Bielicki agreed under the terms of the agreement to release the other party of any and all claims, actions or causes of action arising out of Mr. Bielicki's employment with and/or termination of employment.

         On December 13, 2002, the Company entered into a Separation and Transition Agreement with Michael J. McClane in connection with the termination of Mr. McClane as an employee of the Company. Under the terms of the agreement, the parties agreed that (i) Mr. McClane would serve as a full-time employee through December 13, 2002 and continue to receive compensation at the annual rate of $100,000 through such date, and (ii) from December 14, 2002 through February 13, 2003 (the "Transition Period"), Mr. McClane would serve as a part-time employee and be responsible for various duties relating to his prior work for the Company and, in consideration thereof, would receive compensation at the annual rate of $50,000 during the Transition Period. The termination of Mr. McClane's employment with the Company became effective as of February 13, 2003. Under the terms of the agreement, the Company agreed to (i) pay Mr. McClane, upon completion of the services which he agreed to render through February 13, 2002, an amount of $100,000, minus all standard payroll deductions, on the first payroll date after February 13, 2003, (ii) compensate Mr. McClane for a portion of his legal advisory fees incurred in connection with review of the agreement, and (iii) permit Mr. McClane to continue to participate in certain benefits and retirement plans of the Company through the Transition Period . In addition, the Company agreed to continue certain vested stock options held by Mr. McClane to purchase a total of 120,000 shares of Common Stock, granted on October 25, 2000 at an exercise price of $1.13 per shares, to continue through February 13, 2003, except upon satisfactory completion of his services during the Transition Period, the provisions of the options which provide for automatic termination 90 days after the employee's termination shall be deleted. The agreement also provided that, in connection with a $100,000 demand note, dated June 19, 2002, issued by Mr. McClane to the Company, the parties agreed that the note would be repaid as follows: (i) on the first payroll date following February 13, 2003, Mr. McClane would pay the Company an amount equal to the Payment, and (ii) all remaining amounts due under the note would be payable by February 13, 2004. In addition, both the Company and Mr. McClane agreed under the terms of the agreement to release the other party of any and all claims, actions or causes of action arising out of Mr. McClane's employment with and/or termination of employment.

         In accordance with the terms of the Company's offer letter to Ward G. Schultz, the Company's Chief Financial Officer, the Company has agreed to pay Mr. Schultz the equivalent of twelve months of his then current base salary, plus bonuses received in the prior calendar year, in the event that Mr. Schultz is terminated without cause, as defined in the offer letter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee of the Board of Directors are Messrs. Tierney, Michels, Murdoch and Luehrs. Mr. Luehrs served as Chairman of the Compensation Committee from June 2002 through February 2003, at which time Mr. Murdoch was appointed as Chairman. During the fiscal year 2002, Alan S. Kessman and R. Barry Borden were also members of the Compensation Committee, and each of these individuals ceased to be a member of the Compensation Committee as of December 2002 and February 2003, respectively. None of the members of the Compensation Committee was at any time during the fiscal year ended December 31, 2002 an officer or employee of the Company, with the exception of Mr. Murdoch, who was employed by the Company throughout the 2002 fiscal year, but is no longer an employee of the Company. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 28, 2003 by the following individuals or groups:

         o each person or entity who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock or the Company's Series A Convertible Preferred Stock;

         o each of the Named Executive Officers appearing in the Summary Compensation table above;

         o        each of our directors; and

         o        all directors and executive officers as a group.

Each shareholder's percentage ownership in the following table is based on 25,572,323 shares of Common Stock outstanding, and 3,406,293 shares of the Company's Series A Convertible Preferred Stock outstanding, as of April 28, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options or warrants, or upon conversion of convertible securities within 60 days of April 28, 2003 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the shareholders below is c/o FASTNET Corporation, Two Courtney Place, Suite 130, 3864 Courtney Street, Bethlehem, PA 18017. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common and preferred stock held by them.


                                                  COMMON STOCK                        SERIES A CONVERTIBLE
                                                                                         PREFERRED STOCK
                                          ---------------------------------------------------------------------------
NAME                                       SHARES(1)          PERCENT             SHARES              PERCENT
---------------------------------------------------------------------------------------------------------------------
5% SHAREHOLDERS

H&Q You Tools Investment
    Holding, L.P......................  4,106,063(2)            15.4%                 ---                  ---
   One Bush Street
   San Francisco, California 94104

David K. Van Allen....................  2,825,000(3)            11.0%                 ---                  ---

Edison Venture Fund IV, L.P(4)........  4,034,066(5)            13.9%            2,747,253(6)            80.7%
   1009 Lenox Drive, Suite # 4
   Lawrenceville, New Jersey 08648

Strattech Partners I, L.P.............    686,814(7)             2.6%              549,451(8)            16.1%
   3 Radnor Corporate Center, Suite 304
   100 Matsonford Road
   Radnor, Pennsylvania 19087

EXECUTIVE OFFICERS
AND DIRECTORS
Stephen A. Hurly..................      1,140,000                4.5%
Brian Tierney.....................         27,500                  *
John G. Englesson.................         11,000(9)               *
Sonny C. Hunt.....................      2,131,000(10)            8.3%                 ---                  ---
Avraham Freedman..................      1,313,842                5.1%                 ---                  ---
Phillip L. Weller.................        336,500                1.3%                 ---                  ---
Douglas L. Michels................        208,168                  *                  ---                  ---
R. Barry Borden...................         76,000                  *                  ---                  ---
Ward G. Schultz...................         68,750                  *                  ---                  ---
Bruce H. Luehrs ..................      4,034,066(11)           13.9%                 ---                  ---
Britton Murdoch ..................        995,147(12)            3.8%                 ---                  ---
Michael J. McClane(13)............        210,800                  *                  ---                  ---
All directors and executive
officers as a group (11 persons) .     10,341,973               34.0%                 ---                  ---

____________________________

*    Indicated less than one percent (1%).
(1) Includes the following shares of Common Stock that directors, executive officers and 5% shareholders have the right to acquire within 60 days of April 28, 2003, through the exercise of vested options or warrants: (a) H&Q You Tools Investment - 1,030,000 (warrants); (b) Edison Venture Fund IV, LP
     - 686,813 (warrants) (See also footnote 4 below); (c) Strattech Partners I, LP - 137,363 (warrants); (d) Mr. Hurly - 6,000 (options); (e) Mr. Tierney - 17,500 (options); (f) Mr. Hunt - 6,000 (options); (g) Mr. Weller - 150,000
     (options); (h) Mr. Michels - 158,168 (options); (i) Mr. Borden - 66,000 (options); (j) Mr. Schultz - 68,750 (options); (k) Mr. Luehrs - 686,813 (warrants); (l) Mr. Murdoch - 258,333 (options) and 137,363 (warrants); (m) Mr. McClane - 113,750 (options); and (n) all directors and executive officers as a group - 730,751 (options) and 824,176 (warrants).
(2) The information provided for this shareholder is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002, which was filed jointly by the following entities, indicating shared voting power of the shares presented in the table: H&Q You Tools Investment Holding, L.P.; Hambrecht & Quist Employee Venture Fund, L.P. II; and H&Q Venture Management, L.L.C. Of the shares presented, 3,076,063 outstanding shares of Common Stock, and 1,030,000 shares of Common Stock underlying warrants, are owned directly by H&Q Tools Investment Holding, L..P.; 21,365 shares of Common Stock are owned directly by Hambrecht & Quist Employee Venture Fund, L.P. II; and 21,365 shares of Common Stock are owned directly by Hambrecht & Quist California. In addition, because H&Q California is an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co., Inc., J.P. Morgan Chase & Co., Inc. may be deemed to be beneficially own any securities held by H&Q California. Each of these entities filing as a group expressly disclaims beneficial ownership of any shares of the Common Stock.
(3) The information presented for Mr. Van Allen is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.
(4) A Schedule 13D has been filed jointly with the Securities and Exchange Commission on February 14, 2003 by the following persons and entities, indicating shared voting power of the shares presented in the table: Edison Venture Fund IV, L.P., a Delaware limited partnership, by virtue of its deemed beneficial ownership of 4,034,066 shares of Common Stock.; Edison Partners IV, L.P. ("Edison Partners IV"), a Delaware limited partnership, by virtue of it being the general partner of Edison Venture IV; John H. Martinson, by virtue of his being a general partner of Edison Partners IV; Gary P. Golding, by virtue of his being a general partner of Edison Partners IV; Bruce H. Luehrs, by virtue of his being a general partner of Edison Partners IV; Ross T. Martinson, by virtue of his being a general partner of Edison Partners IV; and Joseph A. Allegra, by virtue of his being a general partner of Edison Partners IV (collectively, the "Reporting Persons"). Each of the Reporting Persons expressly disclaims beneficial ownership of any shares of the Common Stock, the Series A Convertible Preferred Shares or the shares of Common Stock exercisable pursuant to outstanding warrants, except to the extent of his or its pecuniary interest therein and, in the case of Edison Venture IV for the Common Stock and the Series A Convertible Preferred Stock that it holds of record and the shares of Common Stock underlying the warrants issued in its name.
(5) Includes 2,747,253 shares of the Company's Series A Convertible Preferred Stock, which is convertible at any time by the holder into an equal number of shares of Common Stock, and warrants to purchase 686,813 shares of Common Stock, exercisable at any time by the holder.
(6) These shares of Series A Convertible Preferred Stock are convertible at any time by the holder into an equal number of shares of Common Stock.
(7) Includes 549,541, shares of the Company's Series A Convertible Preferred Stock, which is convertible at any time by the holder into an equal number of shares of Common Stock, and warrants to purchase 137,363 shares of Common Stock, exercisable at any time by the holder.
(8) These shares of Series A Convertible Preferred Stock are convertible at any time by the holder into an equal number of shares of Common Stock.
(9) Includes 10,000 shares held jointly with Mr. Englesson's spouse, and 1,000 shares held by a minor child of Mr. Englesson.
(10) Includes 200,000 shares of Common Stock held jointly with Mr. Hunt's spouse.
(11) Includes the 4,034,066 shares of Common Stock (2,747,253 shares of which constitute Series A Convertible Preferred Stock which may be converted into an equal number of shares of Common Stock and warrants to purchase 686,813 shares of Common Stock) relating to which Mr. Luehrs has jointly filed a
     Schedule 13D with the Securities and Exchange Commission with the other Reporting Persons listed in footnote 4 above, indicating shared voting power of such shares. Mr. Luehrs may be deemed to beneficially own these 4,034,066 shares of Common Stock by virtue of his being a general partner of Edison Partners IV; provided, however, Mr. Luehrs expressly disclaims beneficial ownership of these shares.
(12) Includes 686,814 shares of Common Stock, 549,541 shares of which constitute Series A Convertible Preferred Stock which may be converted into an equal number of shares of Common Stock and warrants to purchase 137,363 shares of Common Stock. Mr. Murdoch may be deemed to beneficially own these shares by virtue of his being the managing director of the general partner of Strattech Partners I, L.P.; provided, however, Mr. Murdoch expressly disclaims beneficial ownership of these shares.
(13) Mr. McClane ceased to be an executive officer of the Company as of December 13, 2002 and ceased to be an employee of the Company as of February 13, 2003.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, which includes the Company's Amended and Restated Equity Compensation Plan and 2001 Employee Stock Purchase Plan.

                                                                                                          (c)
                                                 (a)                        (b)                  NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES TO   WEIGHTED AVERAGE EXERCISE     REMAINING AVAILABLE FOR
                                       BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING      FUTURE ISSUANCE (EXCLUDES
                                       OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND      SECURITIES REFLECTED IN
           PLAN CATEGORY                 WARRANTS AND RIGHTS               RIGHTS                   COLUMN)(a)(1)
------------------------------------- -------------------------- --------------------------- -----------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SHAREHOLDERS:

     Amended and Restated Equity
     Compensation Plan..............     3,730,906 options(2)              $1.37$                      269,094

     2001 Employee Stock
     Purchase Plan.................               0                         N/A                        397,065

EQUITY COMPENSATION PLANS NOT
APPROVED BY SHAREHOLDERS(2)                      --                         $--                           --

    Total                                    3,730,906(3)                  $1.37(3)                    666,159

(1) The Amended and Restated Equity Compensation Plan permits the Compensation Committee to award restricted stock to participants. Up to 269,094 of the securities remaining available for issuance under the equity compensation plans approved by shareholders may be issued as restricted stock awards under the Plan. The terms of the 2001 Employee Stock Purchase Plan do not provide for the issuance of restricted stock.
(2) The Company did not have any equity compensation plans not approved by shareholders as of December 31, 2002.
(3) The Company is unable to calculate the number of securities issuable upon exercise of rights to participate in the 2001 Employee Stock Purchase Plan. In addition, the issuance of Common Stock under the 2001 Employee Stock Purchase Plan is not made on the basis of an exercise price for the right to purchase shares under the plan. As a result, such calculations cannot be made in the table and are not included in the totals for columns a and b.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 4, 2002, the Company acquired Netaxs, Inc., pursuant to the terms of an Agreement and Plan of Reorganization, dated as of April 4, 2002 (the "Merger Agreement"), by and among the Company, FASTNET Merger Corp., a wholly-owned subsidiary of the Company formed for the sole purpose of effecting the acquisition, Netaxs and certain shareholders of Netaxs. As one of the principal shareholders of Netaxs, Mr. Freedman, a member of the Board, received 1,313,842 shares of Common Stock and a promissory note in the amount of $1,105,938. The principal due under the Note accrues interest at a rate of 7.09% and is payable monthly through October 2005. The Company has paid Mr. Freedman an aggregate of $33,786 under the terms of the Note during the fiscal year 2002. Pursuant to the terms of the Merger Agreement, the Company was required to appoint Mr. Freedman as a member of the Board.

         On September 5, 2001, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with Edison Venture Fund IV, L.P., and Strattech Partners I, L.P., in connection with the Company's sale of its Series A Convertible Preferred Stock (the "Financing"). Pursuant to the Financing, the Company sold an aggregate of 3,296,704 shares of Series A Convertible Preferred Stock to Edison and Strattech at a purchase price of $0.91 per share and issued warrants to Edison and Strattech to purchase up to an aggregate of 824,176 shares of Common Stock with an exercise price of $1.27 per share. In addition, under the terms of the Series A Convertible Preferred Stock, the holders of the Series A Convertible Preferred Stock are entitled to elect two members of the Board, voting as a separate class. Mr. Luehrs, a director, is the general partner of Edison and Mr. Murdoch, a director, is the managing director of the general partner of Strattech.

         In May 2002, the Company entered into a management consulting agreement with Strattech Partners, LLC, a management consulting firm controlled by Mr. Murdoch a member of the Company's Board of Directors. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The agreement contains a minimum fee due under the contract of $2,500 per month and the grant of stock options based on services rendered. The Company granted to this firm 63,160 stock options during 2002, and paid this firm $99,746 for the year ended December 31, 2002.

         On December 18, 2000, the Company entered into an Employment Agreement with Mr. Hurly. For a description of the terms of Mr. Hurly's Employment Agreement, please refer to Item 11, "Executive Compensation - Employment Contracts, Termination of Employment and Change in Control Arrangements" above.

         In August 2001, the Company advanced $202,000 in loans to a group of executives of the Company. Each of the executives signed a promissory note bearing interest at 3.75% per year. In June 2002, these notes were amended to become payable within 90 days from the date of demand, provided that such notice of demand is not delivered prior to November 1, 2003. Interest on the notes is payable pro-rata along with repayment of the principal. These notes also may be prepaid by the holder prior to the demand date though monthly payments over a period not to exceed sixty (60) months. As of December 31, 2002, $155,000 in principal and $8,106 in accrued interest remained outstanding under the notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FASTNET CORPORATION
Dated:  April 30, 2003

                                          By:    /s/ R. Barry Borden
                                          -------------------------------------
                                          R. Barry Borden
                                          President and Chairman of the Board