Form 10-Q
period 2003-03-31
FASTNET CORP
filed 2003-05-15
CIK 1092536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No |X|

         The number of shares of the registrant's Common stock outstanding as of May 12, 2003 was 25,572,323.

                               FASTNET CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets - March 31, 2003 and December 31, 2002....3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 2003 and 2002  .............................................4

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2003 and 2002  .............................................5

         Notes to Unaudited Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................16

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ..........24

Item 4.  Controls and Procedures..............................................24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................24

Item 2.  Changes in Securities and Use of Proceeds ...........................24

Item 3.  Defaults Upon Senior Securities .....................................25

Item 4.  Submission of Matters to a Vote of Security Holders .................25

Item 5.  Other Information ...................................................25

Item 6.  Exhibits and Reports on Form 8-K ....................................35

SIGNATURES....................................................................35

CERTIFICATIONS................................................................36

EXHIBITS......................................................................38

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      FASTNET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                  2003             2002
                                                                              -------------   -------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $  1,057,985    $  2,596,936
     Accounts receivable, net of allowance of $2,016,907 and $1,949,041 ...      4,578,060       5,879,699
     Receivables due from bankruptcy estate of acquiree (Note 2) ..........      1,484,855       1,491,145
     Other current assets .................................................        971,355         820,896
                                                                              -------------   -------------

                  Total current assets ....................................      8,092,255      10,788,676

PROPERTY AND EQUIPMENT, net ...............................................     12,156,500      13,728,196

INTANGIBLES, net of accumulated amortization of $3,580,736 and $3,288,368..      2,908,264       3,200,632

GOODWILL (NOTE 1) .........................................................     14,571,017      14,571,017

OTHER ASSETS ..............................................................        706,769         323,913
                                                                              -------------   -------------

                                                                              $ 38,434,805    $ 42,612,434
                                                                              =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt ....................................   $    780,241    $    728,063
     Current portion of capital lease obligations .........................      3,557,413       3,687,451

     Accounts payable .....................................................      7,870,289       7,372,178
     Payable due to bankruptcy estate of acquiree .........................      2,500,000       2,500,000
     Accrued expenses .....................................................      3,901,273       4,721,891
     Deferred revenues ....................................................      5,597,432       6,482,670
     Accrued restructuring costs ..........................................        956,642         902,680
                                                                              -------------   -------------

                  Total current liabilities ...............................     25,163,290      26,394,933

LONG-TERM DEBT ............................................................      1,869,766       1,927,487

CAPITAL LEASE OBLIGATIONS .................................................         40,735          62,678

RESTRUCTURING COSTS .......................................................      2,678,380       2,920,729

OTHER LIABILITIES .........................................................         98,113         108,409

COMMITMENTS AND CONTINGENCIES (Notes 1, 8, 9 and 10)

SHAREHOLDERS' EQUITY:
     Preferred stock (10,000,000 shares authorized, 3,406,293 shares
       issued and outstanding) ............................................      2,253,871       2,253,871
     Common stock (50,000,000 shares authorized, 25,572,323  shares
       issued and outstanding) ............................................     76,180,713      76,180,713
     Deferred stock compensation ..........................................        (38,291)        (44,588)
     Note receivable from shareholder .....................................       (496,569)       (490,005)
     Accumulated deficit ..................................................    (68,315,203)    (65,701,793)
     Less - Treasury stock, 1,000,000 shares, at cost .....................     (1,000,000)     (1,000,000)
                                                                              -------------   -------------

                  Total shareholders' equity ..............................      8,584,521      11,198,198
                                                                              -------------   -------------

                                                                              $ 38,434,805    $ 42,612,434
                                                                              =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           FASTNET CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2003             2002
                                                                        -------------   -------------

REVENUES ............................................................   $  8,126,378    $  4,319,812

OPERATING EXPENSES:
     Cost of revenues (excluding depreciation) ......................      5,065,567       1,924,856
     Selling, general and administrative (excluding depreciation) ...      3,529,210       2,277,377
     Depreciation and amortization ..................................      2,014,774       1,898,547
                                                                        -------------   -------------
                                                                          10,609,551       6,100,780
                                                                        -------------   -------------

     Operating loss .................................................     (2,483,173)     (1,780,968)
                                                                        -------------   -------------

OTHER INCOME (EXPENSE):
     Interest income ................................................         12,104          42,031
     Interest expense ...............................................       (133,854)        (63,422)
     Other ..........................................................         (8,487)         (5,303)
                                                                        -------------   -------------
                                                                            (130,237)        (26,694)
                                                                        -------------   -------------

NET LOSS ............................................................     (2,613,410)     (1,807,662)
                                                                        -------------   -------------

Deemed Dividend - Beneficial Conversion Feature .....................             --        (370,359)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ..........................   $ (2,613,410)   $ (2,178,021)
                                                                        =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE .........................   $      (0.10)   $      (0.11)
                                                                        =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE ...........................................     25,380,879      20,684,713
                                                                        =============   =============

      The accompanying notes are an integral part of these consolidated financial statements.

                                             4

                                FASTNET CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              2003            2002
                                                                                         -------------   -------------

OPERATING ACTIVITIES:
 Net loss ............................................................................   $ (2,613,410)   $ (1,807,662)
 Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .................................................      2,014,774       1,898,547
       Amortization of debt discount .................................................          3,849           2,788
       Amortization of deferred stock compensation ...................................          6,297           6,297
       Stock-based compensation expense ..............................................         10,530           6,315
       Provision for doubtful accounts ...............................................        128,000          21,000
       Interest income on Note Receivable from shareholder ...........................         (6,564)         (6,563)
       Changes in operating assets and liabilities:
       Decrease (increase) in assets:
                Accounts receivable ..................................................      1,179,445        (208,630)
                Other current and non-current assets .................................       (533,315)       (789,188)

       Increase (decrease) in liabilities:
                Accounts payable and accrued expenses ................................       (433,036)       (392,901)
                Deferred revenues ....................................................       (885,238)       (164,806)
                Accrued restructuring ................................................       (188,387)       (189,268)
                Other liabilities ....................................................        (10,296)         (2,472)
                                                                                         -------------   -------------
                Net cash used in operating activities ................................     (1,327,351)     (1,291,987)
                                                                                         -------------   -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment .............................................        (50,227)       (163,251)
     Cash paid for acquisitions, net .................................................             --        (380,269)
     Purchases of marketable securities, net .........................................             --        (800,231)
                                                                                         -------------   -------------
                 Net cash used in investing activities ...............................        (50,227)     (1,343,751)
                                                                                         -------------   -------------

FINANCING ACTIVITIES:
     Repayments of long-term debt ....................................................         (9,392)       (288,862)
     Repayments of capital lease obligations .........................................       (151,981)     (1,656,667)
                                                                                         -------------   -------------
                Net cash used in investing activities ................................       (161,373)     (1,945,529)
                                                                                         -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................     (1,538,951)     (4,581,267)
CASH AND CASH EQUIVALENTS, beginning of period .......................................      2,596,936      10,271,755
                                                                                         -------------   -------------

CASH AND CASH EQUIVALENTS, end of period .............................................   $  1,057,985    $  5,690,488
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

                                                  5

                      FASTNET CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BACKGROUND

         FASTNET Corporation and its subsidiaries ("FASTNET" or the "Company") have been providing Internet access and enhanced products and services to its customers since 1994. The Company is an Internet services provider to businesses and residential customers located in selected primary and secondary markets in the mid-Atlantic region of the United States. The Company complements its Internet access services by delivering a wide range of enhanced products and services that are designed to meet the needs of its target customer base.

         LIQUIDITY AND GOING CONCERN

         References made to the "liquidity and capital resources" section contained elsewhere in this Form 10-Q.

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

         The Company has incurred losses since inception and expects to continue to incur losses in 2003. As of March 31, 2003, the Company's accumulated deficit was $68,315,203. As of March 31, 2003, cash and cash equivalents were $1,057,985. The Company's working capital deficit is $17,071,035 as of March 31, 2003. The Company cannot provide assurance that working capital will be sufficient to fund operations to the end of 2003. However, the Company believes that its existing cash and cash equivalents, cash flows from operations, anticipated debt and lease financing may be sufficient to meet its working capital and capital expenditure requirements to the end of 2003, assuming satisfactory negotiation of capital lease obligations, which are included in current liabilities (see Note 8), the repayment of the receivables collected on behalf of the Company due to the estate of AppliedTheory and the renegotiation and or settlement of other liabilities such as property leases, acquisition debt and network term obligations. The Company is currently negotiating settlement of the equipment leases with the respective vendors related to the Netaxs, Inc. and AppliedTheory acquisitions. These leases have been accordingly classified as current liabilities. These settlement proposals include alternative capital lease terms including options for early retirement of the lease obligations, as well as an extension of the payment schedule. The Company has suspended payments of these capital lease obligations, and, as a result may be considered to be in default of the terms of the obligations. The Company may also suspend the payment of other debt and lease payments and enter into negotiations to obtain more favorable payment terms. The Company cannot give assurance as to the satisfactory outcome or timing of these negotiations.

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

         In April 2003, the Company entered into a Loan and Security Agreement with a commercial lender. The Company may borrow up to $1,000,000 based on 75% of eligible accounts receivable as defined in the agreement (see Note 9). As of April 30, 2003, we had approximately $712,000 outstanding under this Equinox loan and security agreement. Future availability under this line of credit will be determined based upon our billings and collections. As a result of our current liquidity situation, we believe that we may be considered to be in default under this loan and security agreement, as we may be deemed to be in breach of several representations and warranties made to Equinox under the loan and security agreement, including, but not limited to, that we are not in default under any agreement to which we are a party and which default would have a material adverse effect on the Company; that we are not in default in the payment, when due, of any principal of or interest on any indebtedness from any borrowing; and that we are able to pay our debts as they mature. If we are determined to be in default under this agreement, Equinox will have the right to institute certain remedies against us, including, but not limited to, requiring the immediate payment of outstanding indebtedness under the agreement; increasing the effective interest rate and related fees in connection with advances under the credit line; and electing to take possession of the collateral securing the outstanding indebtedness, which currently constitutes all of our assets. To the extent that an event of default is determined to have occurred under the agreement and that Equinox is unwilling to waive any such default, we do not believe that we would be able to repay the outstanding indebtedness under the agreement. In addition, to the extent that Equinox elects to exercise any available remedies against us under the terms of the agreement, such events would have a material adverse effect on our operations and cash flows. The Company has continued to explore other financing alternatives, including an equipment term loan, to fund our ongoing operations. The Company cannot provide assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if it should raise equity or debt capital. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to make operational changes to decrease cash consumption. These changes may include closing certain markets and making further reductions in head count, among other things. Any of these events could harm the Company's business, financial condition, cash flows or results of operations.

         Sufficient working capital will depend on several factors including improved and extended credit terms from vendors, improvement in accounts receivable turnover, satisfactory negotiations of capital lease obligations that are included in current liabilities (see Note 8), the renegotiation of acquisition indebtedness and repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET due to the estate of AppliedTheory. The Company cannot give assurance as to the potential success or outcome of these initiatives. The Company is also pursuing the recovery of tax refunds, and customer cancellation fees, which may provide additional sources of working capital. However, the Company cannot give assurance of the potential collectibility or timing of these items.

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

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information for the three months ended March 31, 2003 and 2002 has been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

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

         COMPREHENSIVE LOSS

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately in the shareholders' equity section of the consolidated balance sheets. For the three months ended March 31, 2003 and 2002, comprehensive loss was as follows:

7


                                                                         THREE MONTHS ENDED
                                                                       MARCH 31,     MARCH 31,
                                                                        2003           2002
                                                                    ------------   ------------
              Net loss ..........................................   $(2,613,410)   $(1,807,662)
              Unrealized gain (loss) on marketable securities ...            --         (2,904)
                                                                    ------------   ------------
              Comprehensive loss ................................   $(2,613,410)   $(1,810,566)
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

         Revenues also include professional services from web design and development related projects. Revenues from professional services and web design and development related projects are recognized as the services are provided by using the percentage-of-completion method. This method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenues recognized to date are classified as deferred revenues, whereas revenues recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company accounts for stock-based compensation to non employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at March 31, 2003.

         The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                                                ---------------------------
                                                                   2003             2002
                                                                ------------   ------------
Net loss applicable to common shareholders - as reported ....   $(2,613,410)   $(2,178,021)
Add: stock-based compensation included in net loss ..........         6,297          6,297
Deduct: total stock-based employee compensation .............      (145,506)      (160,281)
                                                                ------------   ------------

Net loss - pro forma ........................................   $(2,752,619)   $(2,332,005)
Basic and diluted net loss per Common share - as reported ...   $     (0.10)   $     (0.11)
Basic and diluted net loss per Common share - pro forma .....   $     (0.11)   $     (0.11)

         MAJOR CUSTOMERS

         The Company derived approximately 7% and of total revenues for the three months ended March 31, 2003 from one customer. As of March 31, 2003, the Company had outstanding accounts receivable from this customer of $211,000.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002.
During the second quarter of 2002, the Company completed the transitional impairment test of goodwill and other intangible assets, which indicated that the goodwill and other intangible assets were not impaired. Other intangible assets that meet the new criteria continue to be amortized
(see Note 5). As a result of the annual impairment test completed in December 2002, the Company recognized impairment charges of $2,339,000 to reduce goodwill and $1,411,000 to reduce identified intangible assets. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated using primarily the market capitalization of the Company's Common stock over a reasonable period of time.

         There were no changes in the carrying amount of goodwill during the three months ended March 31, 2003. In accordance with SFAS 142, the Company annually performs a goodwill impairment analysis. The Company will be performing its impairment test in the fourth quarter of 2003, unless a circumstance or event occurs prior to that date to warrant an evaluation. In conjunction with the impairment tests under SFAS No. 142, the Company will also test its identified intangible assets for impairment under SFAS No. 144. The Company is required to perform a impairment analysis of its identified intangible assets under SFAS No. 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS No. 142 and SFAS No. 144 impairment tests may require the Company to record a non-cash charge in the future to write-down a significant portion of its goodwill and identified intangible assets.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board issued SFAS
No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company adopted SFAS No. 146 in January 2003. The adoption of this statement did not have a material effect on the Company's future results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of these disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation Of Variable Interest Entities, and An Interpretation Of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company did not believe that it has any variable interest entities.

(2)      2002 ACQUISITIONS

         All acquisitions have been accounted for using the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations."

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

         NETAXS, INC.

         On April 4, 2002, the Company acquired all the outstanding capital stock of Netaxs, Inc. ("Netaxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 (see Note 9), and 4,040,187 shares of unregistered Common stock valued at $4,080,589, or $1.01 per share, the fair value of the Company's Common stock at the date of acquisition. The principal due under the notes accrues interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005. The excess of purchase price over the fair value of net assets acquired was estimated to be $8,140,600. Based on an independent valuation, $400,000 was allocated to customer relationships, $100,000 to trade names and the remaining $7,640,600 was allocated to goodwill. The customer relationships and trade names are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

         APPLIEDTHEORY CORPORATION

         On May 31, 2002, the Company, through a wholly-owned subsidiary, acquired selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. The United States Bankruptcy Court for the Southern District of New York approved the terms of the Asset Purchase Agreement by an order dated May 25, 2002, as a result of the voluntary petition for bankruptcy filed by AppliedTheory under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, the Company paid $4,000,000 in cash for certain customers and fixed assets and assumed capital lease obligations and other liabilities. The Company agreed to use its good faith efforts to collect the accounts receivable of the acquired customer base in existence on the Closing Date (the "Closing Receivables") on behalf of AppliedTheory, and to remit to the Bankruptcy Court on or prior to December 31, 2002, no less than an aggregate of $2,500,000 of the Closing Receivables. The Company has guaranteed this payment to the Bankruptcy Court. The Company had not remitted the $2,500,000 of Closing Receivables at March 31, 2003. The Company is currently making a claim to reduce the amount of the Closing Receivables Guaranty and is involved in a dispute regarding whether certain collections including collections made by third parties, count against the Closing Receivables Guaranty.

         Based upon collection information provided to the Company to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the Closing Receivables and the Estate of AppliedTheory (the "Estate") has collected approximately $210,000. The Company has directly collected approximately $815,000 of the AppliedTheory Closing Receivables purchased. The Company has requested ClearBlue to forward the amounts it has collected on FASTNET's behalf directly to the Estate. The Company has requested, but not yet received, confirmation of the amounts collected directly by the Estate. As a result, the receivables related to the ClearBlue and Estate collections have not been offset against the amount due to the Estate as of March 31, 2003. The Company expects to collect these amounts. However, if ClearBlue does not remit these payments to the Estate, the Company may be required to remit any shortfalls. See Note 10 for legal action in connection with this acquisition.

         The excess of the purchase price over the fair value of net assets acquired was estimated to be $5,027,062. Based on an independent valuation, $3,800,000 was initially allocated to customer relationships and $1,227,062 was allocated to goodwill. The Company recorded an impairment charge in the amount of $1,411,000 in accordance with SFAS No. 144 during 2002 related to the AppliedTheory customer lists. The customer relationships are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

         The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                                             Applied
                                              SuperNet        Netaxs         Theory
                                            ------------   ------------   ------------
                                           (January 2002)  (April 2002)    (May 2002)
Noncash assets (liabilities) acquired:
     Accounts receivable ................   $    50,978    $   524,574    $ 2,300,000
     Other assets .......................         4,380        225,971             --
     Property and equipment .............        64,124      2,537,037      4,112,752
     Intangibles ........................     1,790,945      8,140,600      5,027,062
     Accounts payable ...................      (207,569)    (1,762,499)      (250,000)
     Accrued expenses ...................      (181,586)    (2,448,237)      (619,384)
     Deferred revenues ..................       (77,003)      (679,069)    (2,379,939)
     Debt and capital lease obligations..            --     (2,175,320)    (1,690,491)
     Other liabilities ..................            --       (969,857)    (2,500,000)
     Acquired net assets ................     1,444,269      3,393,200      4,000,000
                                            ------------   ------------   ------------
Less--Common stock issued ...............    (1,064,000)    (4,080,589)            --
Less--Notes issued .....................            --     (2,514,898)            --
                                            ------------   ------------   ------------
Cash paid (acquired), net ...............   $   380,269    $(3,202,287)   $ 4,000,000
                                            ============   ============   ============

(3)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments purchased with an original maturity of ninety days or less to be cash equivalents.

(4)      PROPERTY AND EQUIPMENT

         As of March 31, 2003 and December 31, 2002, property and equipment consists of the following:

                                                     MARCH 31, 2003  DECEMBER 31, 2002
                                                      -------------   -------------

                  Equipment .......................   $ 24,742,071    $ 24,702,622
                  Computer equipment ..............      2,571,735       2,569,726
                  Computer software ...............      1,765,961       1,760,825
                  Furniture and fixtures ..........        729,485         729,485
                  Leasehold improvements ..........      2,619,490       2,615,855
                                                      -------------   -------------
                                                        32,428,741      32,378,514
                  Less-Accumulated depreciation ...    (20,272,241)    (18,650,318)
                                                      -------------   -------------
                                                      $ 12,156,500    $ 13,728,196
                                                      =============   =============

         Depreciation expense for the three months ended March 31, 2003 and 2002 was $1,622,406 and $1,660,214, respectively. The net carrying value of property and equipment under capital leases was $1,612,570 and $1,799,060 at March 31, 2003 and December 31, 2002, respectively.

(5)         INTANGIBLE ASSETS

         Intangible assets, other than goodwill, consist of the following:

                                               MARCH 31, 2003
                                                  GROSS                                     DECEMBER 31,
                                    USEFUL       CARRYING      ACCUMULATED                      2002
                                     LIFE         AMOUNT      AMORTIZATION        NET            NET
                                   ---------  --------------  -------------  -------------  -------------
Customer relationships.........    3-5 years  $   5,789,000   $ (3,301,244)  $  2,487,756   $  2,741,791
Developed technology...........    5 years          600,000       (246,159)       353,841        383,841
Trade names....................    3 years          100,000        (33,333)        66,667         75,000
                                              --------------  -------------  -------------  -------------
Total..........................               $   6,489,000   $ (3,580,736)  $  2,908,264   $  3,200,632
                                              ==============  =============  =============  =============

         Amortization of intangibles was $292,368 and $238,333 for the three months ended March 31, 2003 and 20002, respectively. Amortization expense is estimated as follows: $1,169,491 for the year ended March 31, 2004; $1,169,491 for the year ended March 31, 2005; $427,645 for the year ended March 31, 2006, and $141,637 for the year ended March 31, 2007.

(6)      ACCRUED EXPENSES
                                                  MARCH 31,       DECEMBER 31,
                                                    2003              2002
                                                 -----------      -----------
Professional fees ............................   $  392,554       $  481,533
Accrued compensation and related
     payroll taxes ...........................      910,819        1,482,260
Accrued interest .............................      549,268          452,793
Other ........................................    2,048,632        2,305,305
                                                 -----------      -----------
                                                 $3,901,273       $4,721,891
                                                 ===========      ===========

         Approximately $607,000 of the accrued compensation and payroll taxes as of March 31, 2003 relates to payroll taxes that were unpaid to the Internal Revenue Service ("IRS") as of the acquisition date of Netaxs. Effective September 30, 2002, the Company reached a settlement agreement with the note holders to reduce the balance of the notes issued to certain former shareholders of Netaxs by the amount of the initial liability recorded, which was $1,060,000 (see Note 9). The Company has received conditional approval from the IRS of its proposed tax repayment plan and request for abatement of penalties subject to satisfaction of the liability in accordance with the proposed payment plan. Management of the Company believes that the amount recorded as a liability as of March 31, 2003 is sufficient to cover any future costs relating to this matter.

(7)      RESTRUCTURING CHARGES

         In October 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "2000 Restructuring Plan") and a reduction in force. Selling and marketing efforts are now focused on targeted markets located in Pennsylvania, New York and New Jersey. The 2000 Restructuring Plan included redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. The Company recorded a restructuring charge of $5,193,503 in 2000 related to the 2000 Restructuring Plan.

         The Company has ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related cost in the closed markets. These costs consist of both Internet backbone connectivity cost, as well as network and access costs. These services are no longer required in the closed markets. Leasehold termination payments include carrying costs and rent expense for leased facilities located in non-operational markets. The Company is actively pursuing both sublease opportunities as well as full lease terminations.

         Throughout 2001 and 2002, the Company reviewed the reserves that were established in 2000 as part of its 2000 Restructuring Plan. In the fourth quarters of 2001 and 2002, the Company recorded additional charges of $1,335,790 and $2,839,683, respectively, related to its excess and idle data centers and administrative offices. The amount of the charges were determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. These decisions were made as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to the continuing decline and overall slowdown in the economy and, in particular, the commercial real estate market. The Company has been continuing its efforts to dispose of or sublet these facilities. Included in the charge recorded in 2002 was the present value of the remaining lease payments and associated costs of the Company's executive offices. The Company decided in 2002 to vacate and offer its administrative offices for sublease and consolidate these employees into other FASTNET main office space effective July 1, 2003. The total amount of lease payments relating to these excess or idle facilities is approximately $4.3 million through 2010.

         The activity in the restructuring charge accrual during the three months ended March 31, 2003 is summarized in the table below:

                                                                  CASH PAYMENTS
                                                     ACCRUED        DURING THE      ACCRUED
                                                  RESTRUCTURING   THREE MONTHS   RESTRUCTURING
                                                      AS OF           ENDED          AS OF
                                                   DECEMBER 31,     MARCH 31,      MARCH 31,
                                                       2002           2003           2003
                                                   ------------   ------------   ------------
Telecommunications exit and termination fees ...   $   233,980    $        --    $   233,980
Sales and marketing contract terminations ......         2,321             --          2,321
Facility exit costs ............................     3,587,108       (188,387)     3,398,721
                                                   ------------   ------------   ------------
                                                   $ 3,823,409    $  (188,387)   $ 3,635,022
                                                   ============   ============   ============

         During the second quarter of 2003, the Company ceased making payments on most of the leases included in the restructuring reserve and as a result, may be considered in default of these agreements.

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

(9)      DEBT

         As of March 31, 2003 and December 31, 2002 debt consisted of the following:

                                       MARCH 31, 2003     DECEMBER 31, 2002
                                       ---------------     ---------------
NetReach Notes ....................... $      743,430      $      743,430
NetAxs Notes .........................      1,654,812           1,654,812
Other ................................        251,765             257,308
                                       ---------------     ---------------
                                            2,650,007           2,655,550
         Less--Current portion .......       (780,241)           (728,063)
                                       ---------------     ---------------
                                       $    1,869,766      $    1,927,487
                                       ===============     ===============

NetReach Notes
--------------

         In conjunction with the NetReach acquisition, the Company issued various notes payable in the aggregate of $760,000 (the "NetReach Notes"). Of the $760,000 total notes payable, $430,000 are convertible notes that convert into the Company's Common stock at a conversion price of $2.00 per share. Additionally, if the closing price of the Company's Common stock is at least $3.00 per share for any consecutive 30 calendar days, the Company shall have the right to convert all of the outstanding principal and interest due under the convertible notes into unregistered shares of the Company's Common stock at a conversion price equal to $2.00 per share. The convertible notes bear interest at 8.0% and mature in October 2004. Additionally, several of the convertible notes were issued with warrants to purchase a total of 52,140 shares of the Company's Common stock at exercise prices ranging from $1.89 to $7.57 per share. The warrants expire at various dates from February 9, 2008 through October 17, 2008. The Company valued the warrants using the Black-Scholes option-pricing model and recorded a debt discount of $29,581 related to the warrants. The discount is being expensed over the terms of the convertible notes. Interest expense related to the debt discount was $2,465 for the quarters ended March 31, 2003 and 2002.

         The remaining balance of the NetReach Notes of $330,000 are demand notes. The demand notes bear interest at 8.0%. Of the total demand notes payable, $215,000 is due no earlier than May 1, 2003 and $115,000 are due no earlier than November 1, 2004. Interest expense related to the NetReach Notes (excluding the debt discount) was $15,200 for the quarters ended March 31, 2003 and 2002. The Company has not satisfied the $215,000 payment referenced above due May 1, 2003.

Netaxs Notes
------------

         In connection with the Netaxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 ("Netaxs Notes"). The principal due under these notes accrue interest at a rate of 7.09% per annum and is payable in monthly principal installments through October 2005. Subsequent to the Company's acquisition of Netaxs, it was determined that Netaxs owed certain federal and state payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. The Company determined that it has a right of offset of this liability against the promissory notes and the escrowed indemnity property of the former shareholders of Netaxs. The Company and the former principal shareholders of Netaxs have reached agreement to offset payments of these liabilities against the notes. Effective October 2002, the Company began making payments under a repayment plan proposed by the Company to the taxing authorities. In October 2002, the Company remitted an initial payment of $309,000 to the taxing authorities and is remitting $45,000 per month through June 2003, exclusive of penalties and interest. Accordingly, the note balances have been reduced by approximately $1,060,000, including penalties and interest, which is estimated to be due to the tax authorities.

         Interest expense related to the Netaxs notes was $24,723 for the quarter ended March 31, 2003. Future maturities on the notes as of March 31, 2003 are $305,801 through March 31, 2004, $770,738 through March 31, 2005, and
$318,274 through March 31, 2006.

         In connection with the Netaxs acquisition, the Company acquired certain notes payable due to a shareholder of the Company and a company owned by a shareholder of the Company. The notes bear interest at 10% per annum. The balance of these notes is $253,220 as of March 31, 2003. Interest expense related to the notes was $6,399 for the quarter ended March 31, 2003, respectively. Future maturities on the notes as of March 31, 2003 are $17,467 through March 31, 2004, $18,099 through March 31, 2005, $13,709 through March 31, 2006, $15,145 through March 31, 2007, $16,731 through March 31, 2008 and
$172,069 thereafter.

Note Payable
------------

         In April 2003, the Company, as borrowers entered into a loan and security agreement with a commercial finance lender. Pursuant to the terms and conditions of the loan and security agreement, the lender may, in its sole discretion, make revolving credit advances to FASTNET and issue letters of credit on behalf of FASTNET eligible up to a maximum principal amount of $1,000,000, but in no event greater than 75% of the value of qualified accounts receivable of FASTNET as defined in the loan and security agreement. The obligations under the loan and security agreement are secured by all of the assets of FASTNET. The interest rate is equal to the greater of either 8.00%, or the sum of the Prime Rate plus 4.50% and interest on the unpaid principal balance of the loans is payable in arrears on the last day of each month. FASTNET is charged interest based upon a minimum loan balance of $750,000. The term of the loan and security agreement is initially for a period of two years; provided however, the lender may terminate the loan and security agreement at any time upon 60 days notice and FASTNET may terminate the loan and security agreement at any time upon 30 days notice. Refer to Note 1 for additional information regarding this loan. See discussion in liquidity and capital resources and capital resources regarding the Company's compliance with this loan agreement.

Other Convertible Note
----------------------

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note and is being amortized over the term of the note. As of March 31, 2003, the recorded balance of the note was $224,449.

(10)     COMMITMENTS AND CONTINGENCIES

         On January 24, 2003, the Official Committee of Unsecured Creditors for the estate of AppliedTheory filed an adversary proceeding against the Company for the recovery of approximately $1.2 million in liabilities due Finova Capital, one of the estate's secured creditors. The core allegation of the Committee is that the Company's bid at auction for the assets purchased by the Company from AppliedTheory included the assumption of that indebtedness, which constituted direct financing leases, and that the Company should be estopped from denying its liability after the closing of the acquisition. The Company has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude the Finova liability. As a result, the Company contends that the estate of ApliedTheory closed the revised deal and thereby releasing any claims regarding these Finova liabilities against the Company. As of March 31, 2003, it is too early to determine the outcome of these proceedings. The Company has not recorded a liability for this potential claim.

         From time to time, the Company is involved in certain other legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position, results of operations or cash flows.

         The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2010. Rent expense under the operating leases was $641,047 and $318,766, during the quarters ended March 31, 2003 and 2002, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments, including restructured leases, remaining as of March 31, 2003, are as follows:

                                                   CAPITAL         OPERATING   TELECOMMUNICATION
                                                   LEASES           LEASES       COMMITMENTS
                                                   ------           ------         ------
         2003 ............................        3,570,655         1,527,189       8,440,711
         2004 ............................           40,735         1,874,142      10,046,917
         2005 ............................               --         1,387,726       6,413,167
         2006 ............................               --           490,999       1,465,806
         2007.............................               --           506,917         826,183
         Thereafter ......................               --         1,325,712             --
                                              --------------    --------------  --------------
         Total minimum lease payments ....        3,611,390     $   7,112,685   $  27,192,785
                                              ==============    ==============  ==============
         Less - Current portion ..........       (3,570,655)
                                              --------------
                                              $      40,755
                                              ==============

11)      SHAREHOLDERS' EQUITY

         In the three months ended March 31, 2003 and 2002, the Company recorded deferred stock compensation expense of $6,297 and $6,297 respectively, for the amortization of defined stock compensation.

(12)     PREFERRED STOCK

         As of March 31, 2003 and December 31, 2002, the Company had authorized 10,000,000 shares of no par value Preferred stock. In September and November 2001, the Company issued 3,406,293 shares of Series A Convertible Preferred stock ("2001 Series A Preferred") in two separate tranches. On September 5, 2001, the Company sold 2,506,421 shares of 2001 Series A Preferred at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109 ("First Closing"). In conjunction with the sale of the 2001 Series A Preferred at the First Closing, the Company issued warrants to purchase 626,605 shares of Common stock at $1.27 per share. The warrants expire in five years. Additionally, a founder of the Company sold 456,169 shares of Common stock to one of the 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $228,085. On November 12, 2001, the Company sold an additional 790,283 shares of 2001 Series A Preferred at a purchase price of $0.91 per share for gross proceeds of $712,891 and issued additional warrants to purchase 197,571 shares of Common stock at $1.27 per share to the same investors involved in the First Closing ("Second Closing"). The same founder noted above sold an additional 143,831 shares of Common stock to the same 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $71,916. Additionally, the Company issued 109,589 shares of 2001 Series A Preferred to a law firm utilized by the Company in exchange for $100,000 of professional services rendered, the fair value of the equity issued.

         The Company allocated the proceeds from the First Closing to the 2001 Series A Preferred, warrants to purchase Common stock, and Common stock sold by a founder based on the relative fair values of each instrument. The fair value of the warrants issued in the First Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk-free interest rate of 4.529%. Accordingly, approximately $1,802,000 of the 2001 Series A Preferred proceeds was allocated to the 2001 Series A Preferred, $338,000 was allocated to the warrants and $148,000 was allocated to the shares of Common stock sold by the founder. The fair values of the warrants and the Common stock have been recorded as Common stock on the accompanying consolidated balance sheets. After considering the allocation of the proceeds based on the relative fair values, it was determined that the 2001 Series A Preferred has a beneficial conversion feature ("BCF") in accordance with Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The Company recorded the BCF related to the First Closing of approximately $980,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF was recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest known date of conversion, which was September 4, 2002. The Company allocated the proceeds from the Second Closing in the same manner as discussed above. The fair value of the warrants issued in the Second Closing was determined based on the Black-Scholes option-pricing model using a life of five years, a volatility of 100% and a risk free interest rate of 3.957%. Approximately, $517,000 of the 2001 Series A Preferred proceeds from the Second Closing was allocated to the 2001 Series A Preferred, $264,000 was allocated to the warrants and $41,000 was allocated to the shares of Common stock sold by the founder. The Company recorded a BCF related to the Second Closing of approximately $397,000 as a discount to the 2001 Series A Preferred in the year ended December 31, 2001. The value of the BCF was recorded in a manner similar to a deemed dividend over the period from the date of issuance to the earliest date of conversion, which was September 4, 2002. The Company recorded a deemed dividend - BCF of $0 and $370,359 in the three months ended March 31, 2003 and the quarter ended March 31, 2002, respectively.

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

(13)     NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as Preferred stock and Common stock options. Outstanding convertible Preferred stock, Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's net loss. The number of shares excluded from this calculation was approximately 5,887,000 for the three months ended March 31, 2003.

(14)     RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with a financial advisor, who is an affiliate of a significant shareholder of the Company ("Financial Advisor"). This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment was related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. Approximately $310,000 remains unpaid as of March 31, 2003 and is included in accrued expenses on the accompanying consolidated balance sheets as of March 31, 2003.

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered (see Note 9).

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid this firm approximately $0 and $42,042 in the three months ended March 31, 2003 and 2002, respectively.

         A property owner of one of the Company's facilities is also a holder of a note acquired in connection with the NetReach acquisition. The Company paid the landlord $20,608 and $46,161 in the three months ended March 31, 2003 and 2002, respectively.

         A customer of the Company is a shareholder. Revenues from this customer for the quarter ended March 31, 2003 were approximately $93,000 or 1% of total revenues, while the Company currently has accounts receivable of $494,000 with this customer. A member of the Company's Board of Directors is also an officer of this customer.

         In May, 2002 the Company entered into a management consulting agreement with a management consulting firm controlled by a compensated member of the Company's Board of Directors with a minimum fee due under the contract of $2,500 per month. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The Company paid this firm $41,649 for the quarter ended March 31, 2003, and the firm earned, but was not issued options valued at $10,530.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS, AND SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: PLANS TO INCREASE COLLECTION ACTIVITY; OUR PLANS TO VACATE CERTAIN LEASED PROPERTY DURING THE SECOND QUARTER OF 2003; REDUCTIONS IN NON-ESSENTIAL GENERAL AND ADMINISTRATIVE COSTS INCLUDING PERSONNEL COSTS; POSSIBLE EXIT OF CERTAIN UNPROFITABLE MARKETS AND OR SERVICES; RENEGOTIATION OF PAYMENT TERMS OF DEBT AND SUBLEASE CERTAIN PROPERTIES; AND RECOGNITION OF DEFERRED REVENUE. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES,
INCLUDING: OUR ABILITY TO CONTINUE AS A GOING CONCERN; OUR ABILITY TO OBTAIN ADDITIONAL FINANCING; OUR ABILITY TO INCREASE REVENUES AND REDUCE COST OF REVENUES; ELEVATED LEVELS OF CHURN AMONGST OUR CUSTOMERS; OUR ABILITY TO SUCCESSFULLY EXECUTE OUR CURRENT BUSINESS STRATEGY; THE SUCCESSFUL RESOLUTION OF THE ADVERSARY PROCEEDING INSTITUTED AGAINST US BY THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF THE ESTATE OF APPLIEDTHEORY; SUCCESSFUL RESOLUTION OF DISPUTES RELATING TO OUR REQUIREMENT TO MAKE CERTAIN PAYMENTS UNDER OUR GUARANTEE OF UP TO $2.5 MILLION IN ACCOUNTS RECEIVABLE TO THE ESTATE OF APPLIEDTHEORY; OUR ABILITY TO NEGOTIATE IMPROVED CREDIT TERMS FROM OUR VENDORS; OUR ABILITY TO IMPROVE OUR ACCOUNTS RECEIVABLE TURNOVER; THE NEED TO RECORD ADDITIONAL RESTRUCTURING CHARGES; AND THE OTHER FACTORS AFFECTING OPERATING RESULTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS, INCLUDING, WITHOUT LIMITATION, THOSE FACTORS SET FORTH IN ITEM 5 OF PART II OF THIS FORM 10-Q.

OVERVIEW

         We are an Internet Service Provider (ISP) offering narrow and broadband data communication services and enhanced products and services to individuals and businesses primarily in primary and second-tier markets in the mid-Atlantic portion of the United States. Our services include high-speed data and Internet services, data center services, including web hosting and managed and unmanaged colocation services, small office-home office (SOHO) Internet access, wholesale ISP services, and various professional services including eSolutions, web design and development. We focus our sales and marketing efforts on businesses in the markets we serve using the value proposition of combining our technical expertise with dedicated customer care. We approach our customers from an access carrier neutral position, providing connectivity over a variety of available technologies. These include classic Telco provided point-to-point, ISDN, SMDS, ATM, and DSL and non-classic such as Layer 2 Ethernet. We also offer FASTNET controlled last mile Internet access utilizing wireless transport.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue through December 31, 2003 as we seek to execute our revised business plan. Our operating losses were $16,664,495, $14,135,388, and $32,044,023 for the years ended December 31, 2002, 2001 and 2000, respectively, and $2,483,173 for the three months ended March 31, 2003.

MODIFICATION OF OUR STRATEGIC PLAN

         In October 2000, we modified our business plan. This plan called for the suspension of selling and marketing in various markets outside Pennsylvania, New Jersey and New York and an associated reduction in force. The Company recorded a restructuring charge for the associated costs of network and facility exit. The Company continually reviews the reserves established by this plan. During 2002, we contracted with a customer to lease a large number of our idle data centers; however, in the fourth quarter of 2002, this customer failed to meet its commitments under the contract. We do not believe that this customer will be able to meet such commitments in the future. As a result of this development and due to the continuing weakened demand for telecommunications facilities, we determined that it was unlikely that we would be able to sublet these facilities. We are continuing to attempt to dispose of or sublet these facilities; however, due to the extended period of time that has elapsed since the reserve was established and the efforts that have been made since to sublet the facilities, we determined that we may not be able to sublet or terminate these leases and recorded an additional restructuring charge of approximately $2.8 million in the fourth quarter of 2002 representing the present value of the balance of the payments under the leases, the future expected operating costs and possible exit costs. We also plan to vacate our leased property located at 268 Brodhead Road in Bethlehem, Pennsylvania at the end of the second quarter of 2003. We are currently listing this property for sublease. The remaining lease cost beginning July 1, 2003 has been included in the restructuring reserve recorded in the fourth quarter of 2002. The total amount of lease payments relating to these excess or idle facilities is approximately $4.3 million through 2010.

         The activity in the restructuring charge accrual during the three months ended March 31, 2003 is summarized in the table below:

                                                                  CASH PAYMENTS
                                                      ACCRUED      DURING THE       ACCRUED
                                                  RESTRUCTURING   THREE MONTHS   RESTRUCTURING
                                                       AS OF          ENDED          AS OF
                                                   DECEMBER 31,     MARCH 31,      MARCH 31,
                                                       2002           2003           2003
                                                   ------------   ------------   ------------
Telecommunications exit and termination fees ...   $   233,980    $        --    $   233,980
Sales and marketing contract terminations ......         2,321             --          2,321
Facility exit costs ............................     3,587,108       (188,387)     3,398,721
                                                   ------------   ------------   ------------
                                                   $ 3,823,409    $  (188,387)   $ 3,635,022
                                                   ============   ============   ============

RESULTS OF OPERATIONS

REVENUES

         We classify our revenue into these major categories: revenues from the sale of enterprise level (Business Class) Internet access and enhanced products and services; narrow band dial up Internet access, revenue from hosting services which includes shared web hosting services, dedicated hosting services and colocation services; and revenues from e-Solutions, web design and development services. We target our Internet access and enhanced services to businesses located within the mid-Atlantic portion of the United States. FASTNET offers a broad range of dedicated access solutions including T-1, T-3, Frame Relay, SMDS ATM dark fiber, enterprise class DSL services and fixed broadband wireless. Our enhanced services are complementary to dedicated Internet access and include Total Managed Security and the sale of third party hardware and software. Our business plan focuses on the core service offering of Internet access coupled with add-on sales of enhanced products and services as our customers' Internet needs expand. Internet access and enhanced product revenues are recognized as services are provided. We expect our Internet access and enhanced product revenues to increase as a percentage of our total revenues as we continue to focus additional resources on marketing and promoting these services.

         The market for data and related services is becoming increasingly competitive. We seek to continue to expand our customer base by both increasing market penetration in our existing markets and by increasing average revenue per customer by selling additional enhanced products and services. We have had a historically low churn rate with our dedicated Internet customers. Our churn rate increased during 2002 and the first quarter of 2003 as we increased the amount of customers gained through acquisition and experienced significant post acquisition churn. We seek to grow our revenues by capturing market share from other providers.

         Our dial up revenues consist of dial-up Internet access to both residential and small office business customers, and revenue from the sale of wholesale dialup access to customers that use our Dialplex Virtual Private Network (VPN or wholesale Internet access services) to provide service to their subscribers. Customers using our narrowband services generally sign service contracts for one to two years. We typically bill these services in advance of providing services. As a result, revenues are deferred until such time as services are rendered. In the future as we execute our business plan, we expect narrowband revenues to decrease as a percentage of total revenues. As a result of recent acquisitions over the past twelve months, we have reduced selling and marketing efforts targeted to this customer base in order to focus more resources on our dedicated access customers.

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

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         REVENUES. Revenues for the quarter ended March 31, 2003 increased approximately $3,806,000 or 88%, as compared to the quarter ended March 31, 2002 due to an increase in the number of customers resulting from the Company's recent acquisitions, which are as follows:

         Acquisition                                         Date of Acquisition
         -----------                                         -------------------

         SuperNet, Inc.                                      January 31, 2002
         Netaxs, Inc.                                        April 4, 2002
         Dedicated Customers of AppliedTheory Corporation    May 31, 2002

         Due to the type of customer base and size of these recent acquisitions, the Company experienced substantial growth in its revenue derived from dedicated access customers. The percentage of revenues generated from dedicated access customers increased from approximately 35% for the quarter ended March 31, 2002 to approximately 63% for the quarter ended March 31, 2003. Revenue from dedicated customers increased approximately $3,630,000, or approximately 138%, from the quarter ended March 31, 2002.

         Revenues for the quarter ended March 31, 2003 decreased approximately $1,222,000 or 13% as compared to the quarter ended December 31, 2002. This reduction in revenue was due to cancellations and reductions in service level of various high bandwidth customers during the past six months that were obtained in connection with the AppliedTheory and Netaxs acquisitions. A substantial portion of the customer loss has occurred within the Company's operations in upstate New York. This development has caused the Company's upstate operations to negatively affect overall profitability and cash flow.

         COST OF REVENUES. Cost of revenues increased $3,141,000 or approximately 163% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This increase was primarily due to the cost of the networks to support the customers acquired in the NetAxs and AppliedTheory acquisitions.

         Cost of revenues as a percentage of revenues, increased from approximately 45% for the quarter ended March 31, 2002 to approximately 62% for the quarter ended March 31, 2003 primarily due to the higher network cost associated with the high speed network acquired in connection with the AppliedTheory transaction and the effects of high bandwidth customer attrition associated with customers gained from some of our recent acquisitions. The Company believes that it has realized most of the anticipated network synergies to date since the integration of its network with the networks acquired in the NetAxs and AppliedTheory transactions is nearly complete. The Company has recently identified additional potential opportunities for increased gross margin generated from customer access costs and is initiating a plan to realize those additional margins. The eventual outcome of this plan is not clear at this time.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, General and Administrative expenses for the quarter ended March 31, 2003 increased $1,252,000, or approximately 55%, as compared to the quarter ended March 31, 2002. The increase was attributable to the following: a) additional personnel related expenses relating to the NetAxs and AppliedTheory acquisitions; b) increases in the Company's existing sales force; and c) increases to the allowance for uncollectible accounts that the Company attributes to negative changes in the economy. As a percentage of the Company's revenues, the selling, general and administrative expenses declined from approximately 53% for the quarter ended March 31, 2002 to approximately 43% for the quarter ended March 31, 2003 as the Company realized increased administrative efficiencies resulting from the recent acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively consistent for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This result was due to an increase in deprecation expense related to the additional assets acquired from NetReach, SuperNet, NetAxs and AppliedTheory offset by assets that have been fully amortized or depreciated as of March 31, 2003.

         OTHER INCOME/EXPENSE. Interest income decreased from $42,000 for the quarter ended March 31, 2002 to $12,000 for the quarter ended March 31, 2003. This decrease in interest income resulted from the use of certain marketable securities to fund operations, coupled with a decrease in the related investment returns. Interest expense increased from approximately $63,000 for the quarter ended March 31, 2002 to $134,000 for the quarter ended March 31, 2003. The increase in interest expense relates to assumed capital lease obligations from the Netaxs and AppliedTheory acquisitions, and interest expense for notes in connection with the NetAxs acquisition.

         DEEMED DIVIDEND. The amount recorded for Deemed Dividend - Beneficial Conversion Feature declined from $370,000 for the quarter ended March 31, 2002 to $0 for the quarter ended March 31, 2003 due to the full amortization of the beneficial conversion feature in the quarter ended September 30, 2002.

CASH FLOWS ANALYSIS

The following table set forth cash flows data for the periods indicated:

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2003
                                                              ---------------------------
                                                                 2003            2002
                                                              ------------   ------------
         Other Financial Data:
              Cash flows used in operating activities .....   $(1,327,351)   $(1,291,987)
              Cash flows used in investing activities .....       (50,227)    (1,343,751)
              Cash flows used in financing activities .....      (161,373)    (1,945,529)
                                                              ------------   ------------
              Net decrease in cash and cash equivalents ...   $(1,538,951)   $(4,581,267)
                                                              ============   ============

         Cash used in operating activities increased approximately $35,000 from cash used of approximately $1,292,000 for the three months ended March 31, 2002 to cash used of approximately $1,327,000 for the three months ended March 31, 2003. This increase is primarily the result of amounts necessary to fund an increased operating loss and deposit placed with a new credit card processor.

         We have a working capital deficit of approximately $17,071,000 as of March 31, 2003. The increase in the working capital deficit from $15,606,000 at December 31, 2002 was primarily attributable to amounts paid for liabilities included in the restructuring reserve, capital lease payments and amounts used to fund the Company's operating losses, while the increase in the working capital deficit from the prior period is primarily attributable to cash to fund acquisitions, cash to fund operating losses and liabilities received from recent acquisitions.

         Cash flows from investing activities decreased by approximately $1,294,000 from cash used of approximately $1,344,000 for the three months ended March 31, 2002 to cash used of approximately $50,000 for the three months ended March 31, 2003. This decrease resulted from the sale of marketable securities required to fund our operating losses and cash used in the acquisition of SuperNet during the three months ended March 31, 2002.

         Cash flows for financing activities decreased by approximately $1,784,000 from cash used of approximately $1,946,000 for the three months ended March 31, 2002 to cash used of approximately $161,000 for the three months ended March 31, 2003. This decrease in cash used in financing activities is primarily the result of a payment of a capital lease obligation settlement in the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balances declined approximately $1,500,000 from $2,600,000 at December 31, 2002 to approximately $1,100,000 at
March 31, 2003. The decrease in cash was primarily used to fund the Company's operating loss and satisfy a deposit requirement related to the Company's credit card processor.

         In connection with the acquisition of the AppliedTheory customer base, we guaranteed to the Bankruptcy Court the collection of at least $2,500,000 from the accounts receivable attributable to the customers that we acquired. These receivables have been recorded at their estimated net realizable value of approximately $1,484,000 as of March 31, 2003. Under the guarantee, we were required to satisfy the guarantee of $2,500,000 no later than December 31, 2002. We have not made the payment and have disputed a significant portion of the guarantee and have claimed certain offsets to the obligation. Based upon collection information provided to us to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the $2,500,000 and the estate of AppliedTheory has collected approximately $210,000. We have directly collected approximately $815,000 of the AppliedTheory receivables purchased. During the fourth quarter of 2002, we requested that ClearBlue remit to us the cash it had collected with respect to accounts receivable attributable to customers acquired by FASTNET. In December 2002, we provided our consent to allow ClearBlue to remit directly to the estate of AppliedTheory the funds it had collected; however, ClearBlue has not done so to date. As a result, the receivables applicable to the ClearBlue and estate collections have not been offset against the amount due the estate as of March 31, 2003. We expect to collect these amounts; however, if ClearBlue does not remit these payments to us, or the estate, we may be required to remit any shortfalls (see Note 10 to our unaudited Consolidated Financial Statements).

         Our net accounts receivable balance decreased from $5,900,000 as of December 31, 2002 to $4,600,000 at March 31, 2003, a decrease of approximately $1,300,000. This decrease was primarily due to the collection of certain material annual contract billings, improved turnover of accounts receivable and our historically low first calendar quarter billing level. We are continuing to seek additional improvement in the turnover of our accounts receivable resulting from increased customer contact, stricter enforcement of our payment terms and increased integration of our payment and service delivery systems. Our available working capital, operating efficiency and ability to fund operations will be partially dependent, among other things, on the success and outcome of these events and strategies.

         Our working capital deficit at December 31, 2002 of $15,606,000 increased to $17,071,000 at March 31, 2003. The increase was primarily due to amounts paid for liabilities included in the restructuring reserve, capital lease payments and amounts used to fund the Company's operating losses. The deficit is primarily attributable to the equipment capital leases obligations from the Netaxs and AppliedTheory acquisitions, cash required to fund acquired deferred revenue that was recognized during 2002 attributable to the AppliedTheory acquisition, funds paid for the acquisitions, and increased amounts payable due to the pre-acquisition liabilities and transaction costs of the Netaxs and AppliedTheory acquisitions. We are currently negotiating settlement of these equipment leases with the respective vendors and these leases have been classified as current liabilities. Our settlement proposals include alternative capital lease terms including options for early retirement of the debt as well as an extension of the payment schedule. We have suspended payments of these capital lease obligations and as a result may be considered to be in default of the terms of the obligations. We may also have to suspend payments of other debt and lease payments in an effort to preserve available cash balances, which may pose certain risks. We cannot give assurance as to the satisfactory outcome or timing of these negotiations and cannot predict how certain vendors will react if their payments are suspended. We are also exploring certain equity capital alternatives and have entered into discussions with various lenders to provide us with additional sources of working capital to fund our ongoing operations. We cannot give assurance as to the potential success of these efforts or the potential dilution to existing shareholders that may occur if we should raise equity or debt capital.

         In April 2003, we, together with our subsidiaries, as borrowers, entered into a loan and security agreement, as amended, with Equinox Business Credit Corp. ("Equinox"). Pursuant to the terms and conditions of the loan and security agreement, the lender may, in its sole discretion, make revolving credit advances to FASTNET and its subsidiaries and issue letters of credit on behalf of FASTNET and its subsidiaries up to a maximum principal amount of $1,000,000, but in no event greater than 75% of the value of the accounts receivable of FASTNET and its subsidiaries based upon a lending criteria set forth in the loan and security agreement. The obligations under the loan and security agreement are secured by all of the assets of FASTNET and its subsidiaries. The interest rate is equal to the greater of either 8.00% or the sum of the Prime Rate plus 4.50% and interest on the unpaid principal balance of the loans is payable in arrears on the last day of each month. FASTNET is subject to a minimum loan balance of $750,000. The term of the loan and security agreement is initially for a period of two years; provided however, the lender may terminate the loan and security agreement at any time upon 60 days notice and FASTNET may terminate the loan and security agreement at any time upon 30 days notice.

         As of April 30, 2003, we had approximately $712,000 outstanding under this Equinox loan and security agreement. Future availability under this line of credit will be determined based upon our billings and collections. As a result of our current liquidity situation, we believe that we may be considered to be in default under this loan and security agreement, as we may be deemed to be in breach of several representations and warranties made to Equinox under the loan and security agreement, including, but not limited to, that we are not in default under any agreement to which we are a party and which default would have a material adverse effect on the Company; that we are not in default in the payment, when due, of any principal of or interest on any indebtedness from any borrowing; and that we are able to pay our debts as they mature. If we are determined to be in default under this agreement, Equinox will have the right to institute certain remedies against us, including, but not limited to, requiring the immediate payment of outstanding indebtedness under the agreement; increasing the effective interest rate and related fees in connection with advances under the credit line; and electing to take possession of the collateral securing the outstanding indebtedness, which currently constitutes all of our assets. To the extent that an event of default is determined to have occurred under the agreement and that Equinox is unwilling to waive any such default, we do not believe that we would be able to repay the outstanding indebtedness under the agreement. In addition, to the extent that Equinox elects to exercise any available remedies against us under the terms of the agreement, such events would have a material adverse effect on our operations and cash flows.

         As a result of the loss of and reductions in service levels of certain high bandwidth customers primarily located in upstate New York and acquired in connection with the AppliedTheory acquisition, the Company's operations in upstate New York suffer from excess capacity. This excess capacity is negatively impacting the Company's overall profitability and cash flow. In light of this development, management has developed a plan which if successful will extend and or reduce the payment of debt, shed excess costs and remove aspects of our operations that do not contribute positive cash flow to the operations as a whole. The goal of this plan is to restore the Company to positive cash flow. A significant aspect of this plan is the renegotiation of commitments related to the Company's operations outside the New York City metro to Washington DC corridor (which includes the Pennsylvania Lehigh Valley market). The plan also includes the reduction of executive, administrative and sales staff by approximately 25 individuals considered not essential to the delivery of service to our customers, the renegotiation of obligations including network commitments, network facilities, lease agreements for unused office space; debt incurred in our recent acquisitions; and the exit of unprofitable markets and or services and improvements in our billing and collection procedures. We cannot give assurance as to our ability to implement any of these proposed capital expenditure reductions, or that the implementation of any of these actions will have a positive impact on our overall profitability and cash flow.

         As of March 31, 2003, we had a working capital deficit of $17.1 million and an accumulated deficit of $68.3 million. For the quarter ended March 31, 2003, we used cash for operating activities of $1.3 million and had a net loss of $2.6 million.

         We are currently evaluating the timing and amount of capital that our operations will require. We will be required to obtain additional financing during 2003 if some or all of the following events do not occur:

         o Our revenues do not increase as anticipated, or we experience elevated levels of customer churn;
         o We are unable to reach satisfactory resolution on our negotiation of capital lease obligations that are included in current liabilities (see Note 8 to our unaudited Consolidated Financial Statements)
         o We are unable to renegotiate the terms of acquisition indebtedness, network commitments and various lease agreements;
         o We are found to be in default under the terms of our loan and security agreement with Equinox, and we are unable to reach satisfactory resolution regarding our ability to repay the full amount of our outstanding indebtedness under the agreement on an accelerated basis;
         o    There is no improvement in our accounts receivable turnover;
         o    We do not obtain improved credit terms from our vendors;
         o We do not obtain repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET that are due to the bankruptcy estate of AppliedTheory; or
         o We are unsuccessful in defending against litigation instituted against us by the Official Committee of Unsecured Creditors that relates to liabilities owed to Finova Capital in connection with the AppliedTheory transaction, and we are required to make payments of additional disputed amounts under our guarantee of accounts receivable to the Estate of AppliedTheory of up to $2.5 million.

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

         Subsequent to our acquisition of Netaxs, it was determined that Netaxs owed certain federal and state payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. We have determined that we have a right of full offset of this liability against the promissory notes and other amounts issued to the former shareholders of Netaxs including amounts held in escrow. Netaxs, along with the former shareholders of Netaxs, we have reached agreement to offset payments of these liabilities against the notes. As a result, we have suspended payment of the principal and interest due under the promissory notes pending satisfaction of the payroll liabilities. During 2002, we began making payments under a payment plan proposed to the taxing authorities in a manner consistent with the principal and interest due under the Netaxs promissory notes. As a result, we do not anticipate that this arrangement will have a material impact on our working capital needs. We expect to complete our obligation under the payment plan during the third quarter of 2003, and will reevaluate the initial reduction of Netaxs notes as compared to actual capital expended for these obligations.

CONTRACTUAL OBLIGATION AND COMMERICAL COMMITMENTS

         This information detailed in our Form 10-K in the year ended December 31, 2002. There have been no significant changes in this information for the quarter ended March 31, 2003.


CRITICAL ACCOUNTING POLICIES

         The critical accounting policies which, we believe, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. There have not been any changes to our critical accounting policies during the three months ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation were settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. The Company is required and has adopted the provisions of SFAS No. 143 in 2003. To accomplish this, the Company identified all legal obligations for asset retirement obligations, if any, and determined the fair value of these obligations on the date of adoption. The adoption of SFAS No. 143 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

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

         In September 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets". The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS No. 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The adoption of this statement had an impact on the Company's consolidated financial statements for the year ended December 31, 2002.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", An Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not believe that it has any variable interest entities.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at March 31, 2003 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at March 31, 2003. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, was carried out by us within 90 days prior to the filing of this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our President and Chairman and Chief Financial Officer. Based on that evaluation, the President and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company, have been detected. Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

FACTORS AFFECTING FUTURE OPERATING RESULTS

IF WE FAIL TO RAISE NEEDED CAPITAL TO FUND OUR OPERATIONS OR WE ARE UNABLE
TO ACHIEVE THE SAVINGS AND REDUCTION IN CASH CONSUMPTION, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our independent auditors have included an explanatory paragraph in their audit report included in our Annual Report Form 10-K describing conditions that raise substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2003, we had a working capital deficit of $17.1 million, and an accumulated deficit of $68.3 million. For the quarter ended March 31, 2003, we used cash for operating activities of $1.3 million and had a net loss of $2.6 million. We also had, at March 31, 2003, obligations for future payments under contracts and other contingent commitments for the fiscal year 2003 totaling $20.0 million.

         As of April 30, 2003, we had $712,000 outstanding under this Equinox loan and security agreement. As a result of our current liquidity situation, we believe that we may be considered to be in default under this loan and security agreement, as we may be deemed to be in breach of several representations and warranties made to Equinox under the loan and security agreement, including, but not limited to, that we are not in default under any agreement to which we are a party and which default would have a material adverse effect on the Company; that we are not in default in the payment, when due, of any principal of or interest on any indebtedness from any borrowing; and that we are able to pay our debts as they mature. If we are determined to be in default under this agreement, Equinox will have the right to institute certain remedies against us, including, but not limited to, requiring the immediate payment of outstanding indebtedness under the agreement; increasing the effective interest rate and related fees in connection with advances under the credit line; and electing to take possession of the collateral securing the outstanding indebtedness, which currently constitutes all of our assets. To the extent that an event of default is determined to have occurred under the agreement and that Equinox is unwilling to waive any such default, we do not believe that we would be able to repay the outstanding indebtedness under the agreement. In addition, to the extent that Equinox elects to exercise any available remedies against us under the terms of the agreement, such events would have a material adverse effect on our operations and cash flows.

         We are currently evaluating the timing and amount of capital that our operations will require. We will be required to obtain additional financing during 2003 if some or all of the following events do not occur:

         o Our revenues do not increase as anticipated, or we experience elevated levels of customer churn;
         o We are unable to reach satisfactory resolution on our negotiation of capital lease obligations that are included in current liabilities (see Note 8 to our unaudited Consolidated Financial Statements);
         o We are unable to renegotiate the terms of acquisition indebtedness, network commitments and various lease agreements;
o    We are found to be in default under the terms of our loan and security agreement with Equinox, and we are unable to reach satisfactory resolution regarding our ability to repay the full amount of our outstanding indebtedness under the agreement on an accelerated basis;
         o    There is no improvement in our accounts receivable turnover;
         o    We do not obtain improved credit terms from our vendors;
         o We do not obtain repayment of the accounts receivables collected by ClearBlue on behalf of FASTNET that are due to the bankruptcy estate of AppliedTheory; or
         o We are unsuccessful in defending against litigation instituted against us by the Official Committee of Unsecured Creditors that relates to liabilities owed to Finova Capital in connection with the AppliedTheory transaction, and we are required to make payments of additional disputed amounts under our guarantee of accounts receivable to the Estate of AppliedTheory of up to $2.5 million.

         Given the current climate of the economy and the technology sector, we believe that it will be difficult for us to obtain additional financing on acceptable terms, if at all. As a result, management has developed a plan to attempt to extend and or reduce the payment of debt, shed excess costs and remove aspects of our operations that do not contribute positive cash flow to the operations as a whole, including, renegotiation of commitments related to the Company's operations outside the New York City metro to Washington DC corridor (which includes the Pennsylvania Lehigh Valley market) and a possible sale or exit or such operations; the reduction of staff by approximately 25 individuals considered not essential to the delivery of service to our customers; the renegotiation of obligations including network commitments, network facilities, lease agreements for unused office space, and debt incurred in our recent acquisitions; and the exit of unprofitable markets and or services and improvements in our billing and collection procedures. We are also taking steps to reduce our non-essential General and Administrative costs in order to reduce our monthly cash flow requirements and are seeking to exit certain unprofitable markets and services where applicable. We cannot give assurance as to our ability to implement any of these proposed capital expenditure reductions, or that the implementation of any of these actions will have a positive impact on our overall profitability and cash flow. If we are unable to secure the necessary financing, we may be required to reduce the scope of our operations by, among other things, closing certain markets and making further reductions in head count or suspend payments to suppliers. In addition, if we are unable to pay our contractual and other contingent commitments when due, our suppliers may suspend service to us. Any of these events could harm our business, financial condition, cash flows or results of operations. In addition, to the extent we are able to raise capital through the issuance of equity securities, including the issuance of Common Stock or Preferred Stock, such issuances likely will dilute our current shareholders.

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

         We are dependent on third party suppliers for our leased-line connections or bandwidth. The term of these contracts are of varying lengths and may in certain instances exceed the term of the contract with the customer. As a result, from time to time during the terms of our customer contracts, we may be required to extend the terms of our current leased-line connection contracts, replace existing commitment with orders from new customers, enter into new contracts with third-party suppliers in order to maintain adequate levels of bandwidth or seek to terminate contracts with vendors based upon network utilization and customer related cancellations. To the extent that these suppliers increase prices, are unwilling to renegotiate terms or have difficulty in delivering their services, we may incur a loss and or be required to develop alternative sources for such services. If we are unable to negotiate extended terms with our current third-party suppliers, or we are unable to enter into new contracts with other third-party suppliers, replace the commitment with orders from new customers, in a timely manner or under terms that are acceptable to us, our ability to fulfill our obligations under our customer contracts may be hindered and could have an adverse effect on our business.

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

         Our loan and security agreement with Equinox Business Credit Corp. contains covenants limiting our flexibility, including, but not limited to, covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of the loan would entitle the bank to accelerate the loan and foreclose on certain of our assets. Equinox would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of FASTNET's capital stock.

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

         In October 2000, we terminated personnel across all departments of the Company. This involuntary termination may make it more difficult to attract and retain employees. If, in the future, we are unable to expand our sales force and our technical support and customer support staff, our business could be harmed since this more limited staff could limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our shareholders' equity. For the quarter ended March 31, 2003, we had a net loss of approximately $2.6 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

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

         Our Common stock currently does not meet the NASDAQ minimum-listing standard of a $1.00 minimum bid price. On April 15, 2003, we received notice from NASDAQ that, due to failure to maintain the $1.00 per share minimum price, we have been granted a 180-day grace period ending on October 13, 2003 from meeting the NASDAQ Small Cap Market listing requirements. We intend to pursue all available options to meet these NASDAQ listing requirements. If our Common Stock is delisted from the NASDAQ SmallCap Market, sales of our Common stock would likely be conducted on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, such as the OTC Bulletin Board or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". This may have a negative impact on the liquidity and price of our Common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our Common stock. As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our Common stock.

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

         As a result of vertical and horizontal integration in the industry, we currently face and expect to continue to face significant pricing pressure and other competition in the future. Advances in technology and changes in the marketplace and the regulatory environment will continue, and we cannot predict the effect that these ongoing or future developments may or may not have the effect on pricing of company products and services.

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

         o    Human error;

         o    Natural disasters;

         o    Sabotage or other intentional acts of vandalism; and

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

         In the event that we determine it is necessary to raise additional capital to fund its activities, we may explore the possibility of accessing the public capital markets. Because of our inability to timely file a Current Report on Form 8-K in connection with the Netaxs acquisition, under the SEC's rules relating to public offerings of securities, we are not currently eligible to issue securities under a Form S-3 and will not be eligible to use Form S-3 to register additional securities in connection with a public offering prior to May 2004 and until we have made timely filings of periodic reports with the SEC for at least twelve calendar months after. Under the SEC's rules relating to the registration of securities to be sold in a public offering, a registration statement on Form S-3, as opposed to a Form S-1, permits issuers to provide more streamlined disclosure by incorporating by reference previously filed information with the SEC. As a result of the Company's inability to use Form S-3 in connection with the registration of securities, the process of registering debt or equity securities of the Company before August 2003 will be more costly and require significantly more time to consummate. In the event that our ability to access the public capital markets is limited in time, or becomes too costly for us to complete, we may be unable to raise additional capital in this manner.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         10.1 Loan and Security Agreement, dated as of April 8, 2003, among Equinox Business Credit Corp., as lender, and FASTNET Corporation, Netaxs Corp., Netreach, Inc., DASLIC Holdings Company, Supernet, Inc., FASTNET Acquisition Corp., and FASTNET Acquisition, Inc., as borrowers. (Incorporated herin by reference to the Company's Current Report on Form 8-K, dated April 8, 2003, and filed with the Securities and Exchange Commission on April 11, 2003.

         10.2 Amendment No. 1 to Loan and Security Agreement, dated April 10, 2003 by and between the Company and Equinox Business Credit Corp. Netaxs Corp., NetReach Inc., DASLIC Holding Companies, SuperNet Inc., FASTNET Acquisition Corp. and FASNET Acquisition, Inc.

         99.1 Certification of President and Chairman of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            FASTNET Corporation:

Date: May 15, 2003                          /s/ R. Barry Borden
                                            ----------------------------------
                                            R. Barry Borden
                                            Chairman and President
                                            (Principal Executive Officer)

Date: May 15, 2003                          /s/ Ward Schultz
                                            ----------------------------------
                                            Ward Schultz
                                            Chief Financial Officer (Principal
                                            Financial & Accounting Officer)

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Barry Borden, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of FASTNET Corporation (this "Report");

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                             /s/ R. Barry Borden
                                             -----------------------------
                                             R. Barry Borden
                                             President and Chairman
                                             (Principal Executive Officer)

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ward Schultz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of FASTNET Corporation (this "Report") ;

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                          /s/ Ward Schultz
                                          -----------------------------
                                          Ward Schultz
                                          Chief Financial Officer
                                          (Principal Financial Officer)

EXHIBIT INDEX
-------------

10.1 Loan and Security Agreement, dated as of April 8, 2003, among Equinox Business Credit Corp., as lender, and FASTNET Corporation, Netaxs Corp., Netreach, Inc., DASLIC Holdings Company, Supernet, Inc., FASTNET Acquisition Corp., and FASTNET Acquisition, Inc., as borrowers. (Incorporated herin by reference to the Company's Current Report on Form 8-K, dated April 8, 2003, and filed with the Securities and Exchange Commission on April 11, 2003.

10.2 Amendment No. 1 to Loan and Security Agreement, dated April 10, 2003 by and between the Company and Equinox Business Credit Corp. Netaxs Corp., NetReach Inc., DASLIC Holding Companies, SuperNet Inc., FASTNET Acquisition Corp. and FASNET Acquisition, Inc.

99.1 Certification of President and Chairman of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.