Form 10-Q
period 2003-06-30
FASTNET CORP
filed 2003-09-02
CIK 1092536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 2003

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

         The number of shares of the registrant's Common stock outstanding as of September 2, 2003 was 23,572,323.

                               FASTNET CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Debtors-In-Possession) (unaudited)

         Consolidated Balance Sheets - June 30, 2003 and December 31, 2002.....3

         Consolidated Statements of Operations - Three and Six Months Ended
         June 30, 2003 and 2002  ..............................................4

         Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 2003 and 2002  ..............................................5

         Notes to Unaudited Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................22

Item 3.  Qualitative and Quantitative Disclosures About Market Risk ..........30

Item 4.  Controls and Procedures..............................................30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................30

Item 2.  Changes in Securities and Use of Proceeds ...........................31

Item 3.  Defaults Upon Senior Securities .....................................31

Item 4.  Submission of Matters to a Vote of Security Holders .................31

Item 5.  Other Information ...................................................31

Item 6.  Exhibits and Reports on Form 8-K ....................................42

SIGNATURES ...................................................................43

EXHIBITS  ....................................................................44

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                FASTNET CORPORATION AND SUBSIDIARIES
                                       (DEBTORS-IN-POSSESSION)

                                     CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2003            2002
                                                                                 -------------   -------------
ASSETS                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...............................................   $  1,592,241    $  2,596,936
     Restricted cash .........................................................        295,248              --
     Accounts receivable, net of allowance of $2,105,038 and $1,949,041 ......      5,594,624       5,879,699
     Receivables due from bankruptcy estate of acquiree (Note 4) .............      1,482,556       1,491,145
     Other current assets ....................................................      1,329,971         820,896
                                                                                 -------------   -------------
                  Total current assets .......................................     10,294,640      10,788,676

PROPERTY AND EQUIPMENT, net (Note 6) .........................................      6,795,981      13,728,196

INTANGIBLES, net (Note 7) ....................................................      1,966,981       3,200,632

GOODWILL (Note 3) ............................................................             --      14,571,017

OTHER ASSETS .................................................................        543,394         323,913
                                                                                 -------------   -------------

                                                                                 $ 19,600,996    $ 42,612,434
                                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt .......................................   $         --    $    728,063
     Current portion of capital lease obligations ............................             --       3,687,451
     Accounts payable ........................................................      1,875,654       7,372,178
     Payable due to bankruptcy estate of acquiree ............................             --       2,500,000
     Accrued expenses (Note 8) ...............................................        733,393       4,721,891
     Deferred revenues .......................................................      6,375,526       6,482,670
     Accrued restructuring costs .............................................             --         902,680
                                                                                 -------------   -------------
                  Total current liabilities ..................................      8,984,573      26,394,933

LIABILITIES SUBJECT TO COMPROMISE (Note 11) ..................................     23,018,153              --

LONG-TERM DEBT (Note 10) .....................................................             --       1,927,487

CAPITAL LEASE OBLIGATIONS (Note 12) ..........................................             --          62,678

RESTRUCTURING COSTS (Note 9) .................................................             --       2,920,729

OTHER LIABILITIES ............................................................         92,113         108,409

COMMITMENTS AND CONTINGENCIES (Notes 2, 10, 11 and 12)
SHAREHOLDERS' (DEFICIT) EQUITY (Notes 13 and 14):
     Preferred stock (10,000,000 shares authorized, 3,406,293 shares
       issued and outstanding) ...............................................      2,253,871       2,253,871
     Common stock (50,000,000 shares authorized, 25,572,323
       shares issued) ........................................................     76,180,713      76,180,713
     Deferred stock compensation .............................................        (31,994)        (44,588)
     Note receivable from shareholder ........................................        (75,880)       (490,005)
     Accumulated deficit .....................................................    (89,393,301)    (65,701,793)
     Less - Treasury stock, 2,000,000 and 1,000,000 shares, at cost ..........     (1,427,252)     (1,000,000)
                                                                                 -------------   -------------
                  Total shareholders' (deficit) equity .......................    (12,493,843)     11,198,198
                                                                                 -------------   -------------

                                                                                 $ 19,600,996    $ 42,612,434
                                                                                 =============   =============
        The accompanying notes are an integral part of these consolidated financial statements.

                                                 3

                                FASTNET CORPORATION AND SUBSIDIARIES
                                       (DEBTORS-IN-POSSESSION)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (Unaudited)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                              2003            2002            2003             2002
                                                          -------------   -------------   -------------   -------------
REVENUES ..............................................   $  8,200,807    $  7,970,847    $ 16,327,185    $ 12,290,659

OPERATING EXPENSES:
   Cost of revenues ...................................      5,097,152       4,357,374      10,162,719       6,282,230
   Selling, general and administrative ................      3,426,913       3,581,198       6,956,123       5,858,573
   Depreciation and amortization ......................      1,839,644       2,485,617       3,854,418       4,384,164
   Asset impairments (Note 3) .........................     18,599,249              --      18,599,249              --
                                                          -------------   -------------   -------------   -------------
                                                            28,962,958      10,424,189      39,572,509      16,524,967
                                                          -------------   -------------   -------------   -------------

   Operating loss .....................................    (20,762,151)     (2,453,342)    (23,245,324)     (4,234,308)
                                                          -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income ....................................         12,154          80,516          24,258         122,547
   Interest expense ...................................       (248,041)       (160,781)       (381,895)       (224,203)
   Other ..............................................        (10,221)         (5,378)        (18,708)        (10,681)
                                                          -------------   -------------   -------------   -------------
                                                              (246,108)        (85,643)       (376,345)       (112,337)
                                                          -------------   -------------   -------------   -------------

LOSS BEFORE REORGANIZATION EXPENSES ...................    (21,008,259)     (2,538,985)    (23,621,669)     (4,346,645)

   Reorganization expenses ............................        (69,839)             --         (69,839)             --
                                                          -------------   -------------   -------------   -------------

NET LOSS ..............................................    (21,078,098)     (2,538,985)    (23,691,508)     (4,346,645)

Deemed dividend - beneficial conversion feature .......             --        (370,359)             --        (740,718)
                                                          -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ............   $(21,078,098)   $ (2,909,344)   $(23,691,508)   $ (5,087,363)
                                                          =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ...........   $      (0.84)   $      (0.12)   $      (0.94)   $      (0.22)
                                                          =============   =============   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS
PER COMMON SHARE ......................................     24,990,773      25,110,421      25,184,749      22,991,277
                                                          =============   =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                 4

                                FASTNET CORPORATION AND SUBSIDIARIES
                                       (DEBTORS-IN-POSSESSION)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       2003             2002
                                                                                   -------------   -------------

OPERATING ACTIVITIES:
     Net loss ..................................................................   $(23,691,508)   $ (4,346,645)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization .......................................      3,854,418       4,384,164
           Asset impairments ...................................................     18,599,249              --
           Amortization of debt discount .......................................          7,698           5,575
           Amortization of deferred stock compensation .........................         12,594          12,594
           Stock-based compensation expense ....................................         10,530          39,315
           Provision for doubtful accounts .....................................        248,000         297,183
           Interest income on note receivable from shareholder .................        (13,127)        (13,127)
                Changes in operating assets and liabilities:
           Decrease (increase) in assets:
                Accounts receivable ............................................         45,180      (3,574,198)
                Other current and non-current assets ...........................       (728,556)       (262,514)
           Increase (decrease) in liabilities, net of any reclassification of liabilities subject to compromise:
                Accounts payable and accrued expenses ..........................      1,675,940         634,673
                Deferred revenues ..............................................       (107,144)        417,983
                Accrued restructuring costs ....................................       (231,109)       (373,670)
                Other liabilities ..............................................        (16,295)          8,326
                                                                                   -------------   -------------
                     Net cash used in operating activities .....................       (334,130)     (2,770,341)
                                                                                   -------------   -------------

INVESTING ACTIVITIES:
     Restricted cash ...........................................................       (295,248)             --
     Purchases of property and equipment .......................................        (90,622)       (282,769)
     Cash paid for acquisitions, net ...........................................             --      (1,177,982)
     Purchases of marketable securities, net ...................................             --      (3,783,320)
                                                                                   -------------   -------------
                     Net cash used in investing activities .....................       (385,870)     (5,244,071)
                                                                                   -------------   -------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt ..............................................             --       3,075,000
     Repayments of long-term debt ..............................................        (29,787)       (643,479)
     Repayments of capital lease obligations ...................................       (254,908)     (1,752,520)
                                                                                   -------------   -------------
                     Net cash (used in) provided by financing activities .......       (284,695)        679,001
                                                                                   -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (1,004,695)     (7,335,411)
CASH AND CASH EQUIVALENTS, beginning of period .................................      2,596,936      10,271,755
                                                                                   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period .......................................   $  1,592,241    $  2,936,344
                                                                                   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                 5

                      FASTNET CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      THE COMPANY AND NATURE OF BUSINESS

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

(2)      PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On June 10, 2003 , FASTNET Corporation and on June 13, 2003, each of its subsidiaries (excluding the Company's wholly-owned subsidiary "DASLIC", a Delaware Holding Company) (FASTNET Corporation and such subsidiaries are sometimes referred to herein as the "Debtors") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court") (Jointly Administered Case No.: 03-23143). The respective filing dates are referenced to herein individually as the "Petition Date" and collectively as the "Petition Dates." These entities comprise substantially all of the operations of the Company. Each of the Debtors continues to manage its properties and operate its business as "Debtors-In-Possession" under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. The Company continues to negotiate with its creditors and with potential investors to reach agreement on a plan to be filed with the Bankruptcy Court under Section 1121 of the Bankruptcy Code, which may include a sale of part or all of the Company's assets. The Company's Chapter 11 filing raises substantial doubt about its ability to continue as a going concern.

PLAN PROCEDURES

         As provided by Chapter 11, for 120 days after the Petition Date, the Debtors have the exclusive right to propose and file a plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. Under the Bankruptcy Code, a plan may provide for either a reorganization or sale of the Company's assets. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan. In addition, the Debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Debtors fail to obtain confirmation of a proposed plan and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the exclusivity period, may file a plan for the Debtors. Even if the Debtors file a plan within the exclusivity period, there can be no assurance that the proposed plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. Alternatively, a sale of certain or all of the assets of the Company may be determined to be in the best interest of the creditors. In this case, the Company would seek a buyer under Section 363 of the Bankruptcy Code for all or part of the assets of the Company, with the proceeds available for distribution to creditors and other interest holders in accordance with the priorities established under the Bankruptcy Code, unless otherwise agreed by the parties in interest and approved by the Bankruptcy Court. At this time, given the likelihood of raising capital in the telecommunications sector, management believes that a sale of the Company's assets appears more likely than a reorganization plan, which would require new capital.

         Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. It is not possible to fully, or completely, estimate the fair value of the liabilities subject to compromise at June 30, 2003 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities. The liabilities subject to compromise as of June 30, 2003 are recorded at their carrying value as of the respective Petition Date.

         An official committee of FASTNET's unsecured creditors has been formed by the United States Trustee. The unsecured creditors' committee and various other parties in interest, including creditors holding pre-petition claims, have the right to appear and be heard on all matters that come before the Bankruptcy Court.

         Although the Debtors are authorized to operate their business and manage their properties as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without complying with the notice and hearing provisions of Chapter 11 and obtaining prior Bankruptcy Court approval. Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed and other contractual obligations may not be enforced against the Debtors as they continue their operations as debtors-in-possession. In addition, the Debtors may reject executory contracts and unexpired leases. Parties effected by these rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Additional Chapter 11 claims, not reflected on the consolidated balance sheet at June 30, 2003 may arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, contracts for network services and facilities and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties effected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim. During the pendency of the Chapter 11 Bankruptcy proceedings, the Debtors are not permitted to pay post-petition interest on pre-petition indebtedness.

         In accordance with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," all pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. The principal categories and balances of Chapter 11 claims accrued in the accompanying consolidated balance sheet and included in liabilities subject to compromise at June 30, 2003 are summarized as follows:

      Secured Debt.............................................  $    3,611,555
      Priority Debt............................................         297,686
      Unsecured Debt  .........................................      19,108,912
                                                                 ---------------
        Total  ................................................  $   23,018,153
                                                                 ===============

      Accounts Payable.........................................  $   10,506,999
      Accrued Restructuring Costs..............................       3,592,300
      Debt        .............................................       2,833,461
      Capital Leases...........................................       3,495,221
      Accrued Expenses & Other  ...............................       2,590,172
                                                                 ---------------
        Total  ................................................  $   23,018,153
                                                                 ===============

       The Company has not completed its analysis of claims currently classified as secured and, in the filings made with the Bankruptcy Court, has reserved the possibility that the amount and character of such claims may change as a result of such analysis.

       Reorganization expenses are items of expense or income that are incurred or realized by the Company as a result of the reorganization. These items include, but are not limited to, professional fees, and United States Trustee fees. The principal components of reorganization expenses for the three months ended June 30, 2003 are as follows:

     Legal and consulting fees ................................  $       68,589
     Unites States Trustee fees ...............................           1,250
                                                                 ---------------
        Total reorganization expenses, net ....................  $       69,839
                                                                 ===============

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings and circumstances relating thereto, including the Company's leveraged financial structure, the effects on cash flow of the expenses of Bankruptcy, negative cash flows from operations and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty (see Note 3 for property and equipment, goodwill and other intangible asset impairments).

       During the pendency of the Chapter 11 bankruptcy proceedings involving the Debtors, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. A proposed plan filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a proposed plan. The Company's ability to continue as a going concern is dependent upon, among other things, the proposal, funding and confirmation of a plan of reorganization, future profitable operations, favorable resolution of the rejection of leases and network costs, and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

FIRST DAY MOTIONS AND OTHER CHAPTER 11 MATTERS

         The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the petitions and the motions, pleadings and papers on file with the Bankruptcy Court.

         At hearings held on June 17, 2003, the Bankruptcy Court granted various Debtor motions for relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the Debtors to pay pre-petition and post-petition employee wages, salaries, benefits and certain other employee obligations, during the pendency of the Chapter 11 proceedings.

         Shortly after the Petition Date, the Debtors began notifying all known or potential creditors of the Chapter 11 filing. The Chapter 11 filing triggered defaults on substantially all debt and lease obligations of the Debtors. Under
Section 362 of Chapter 11, most pending pre-petition claims and litigation against the Debtors are stayed automatically and, absent further order of the Bankruptcy Court, no party may take any action to recover such pre-petition claims, enforce any pre-petition lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 365 of Chapter 11, the Debtors may reject or assume pre-petition executory contracts and unexpired nonresidential real property leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with Chapter 11. Unless otherwise agreed, the assumption of an executory contract or lease generally will require the Debtors to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. In July 2003, FASTNET filed motions with the Bankruptcy Court for the rejection of various real property leases and network costs and obligations which are no longer required in its operations. As a result, liabilities may arise in the future as a result of the rejection of additional executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims and the possible effects of the negotiation of the claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

         Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not possible to predict the outcome of either the Chapter 11 proceedings or the effect such proceedings will have on the Debtors' creditors and equity security holders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. Based upon the amount of pre-petition liabilities, it is very unlikely that any shareholder will be able to receive meaningful value should reorganization or a sale of assets take place. The ultimate recovery to the Debtors' creditors and equity security holders, if any, will not be determined until confirmation of a plan or a sale of our assets. As a result, there may be no value available for distribution to the equity security holders of FASTNET. Because of this possibility, any investment in FASTNET is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the equity securities of FASTNET.

         The Company is currently taking steps in order for the Chapter 11 proceedings not to affect its ability to provide uninterrupted service to its customers. The Company expects that it will experience some loss of customers and some failure to attract new customers as a result of the Chapter 11 filing during the Chapter 11 proceedings. The rights of the Company's creditors and equity security holders will be determined through the Chapter 11 proceedings. However, the Company cannot provide any assurances on the effect of the Chapter 11 proceedings on its business, creditors or equity security holders. The Company's future results are dependent upon the Company finalizing, filing, confirming and implementing, on a timely basis, a plan with the Bankruptcy Court, which may involve a plan of reorganization or the possible sale of its assets during bankruptcy.

         For goods and services furnished after the Petition Date, FASTNET intends to maintain normal and regular trade terms with its vendors, suppliers and customers during the pendency of the Chapter 11 proceedings. However, there can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to FASTNET, if at all, or that customers will continue to do business with FASTNET. In the event that cash flows are not sufficient to meet future cash requirements, FASTNET may be required to reduce its operating costs, sell assets or seek additional financing. FASTNET can provide no assurances that reductions in operating costs or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

         Further, if FASTNET Corporation is unable to implement a plan or if implementation of a plan is substantially delayed, FASTNET may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact FASTNET's liquidity and jeopardize the ability of FASTNET to continue to fund its operations. If FASTNET becomes unable to use cash collateral or a plan is not confirmed or does not become effective, FASTNET may be forced to liquidate under the provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery FASTNET would receive in such a liquidation. Therefore, it is not possible to determine if an unsecured creditor of FASTNET would receive any recovery in a liquidation.

         On August 2, 2003, FASTNET filed a motion with the Bankruptcy Court seeking authority to engage DH Capital, LLC, investment bankers and financial advisors, to assist FASTNET and its subsidiaries in the Chapter 11 proceedings. The services will include exploring (i) the possible sale of FASTNET and its subsidiaries or all or some of their assets, (ii) transactions whereby another party makes an equity or debt investment, or a combination thereof, or (iii) a merger or consolidation with other parties. If FASTNET determines to sell some or all of its assets under Section 363 of the Bankruptcy Code or under a plan, the proceeds of such sales will be distributed according to the priorities established under the Bankruptcy Code, unless otherwise agreed by the parties in interest and approved by the Bankruptcy Court. It is unlikely that there will be any distribution to stockholders as a result of such a sale or sales.

         FASTNET's subsidiary DASLIC has not as yet filed for protection under Chapter 11 of the Bankruptcy Code. DASLIC is a non-operating, wholly-owned subsidiary of the Company which is incorporated in Delaware and holds investments for the Company. As of June 30, 2003 DASLIC's total assets of $59,865,000 including an intercompany note receivable of $59,857,000 due from FASTNET Corporation. All of the accounts of DASLIC are eliminated in consolidation.

(3)      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

         The accompanying unaudited financial information for the three and six months ended June 30, 2003 and 2002 has been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all significant adjustments, consisting of only normal and recurring adjustments, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

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

         BANKRUPTCY ACCOUNTING

         Since the Chapter 11 bankruptcy Petition on June 10, 2003, we have applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 Petition distinguish transactions and events that existed at and after the date of the Chapter 11 filing, and are directly associated with the Chapter 11 proceedings from the ongoing operations of the business.

         COMPREHENSIVE LOSS

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately in the shareholders' equity section of the consolidated balance sheets. For the three and six months ended June 30, 2003 and 2002, comprehensive loss was as follows:

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                              2003             2002              2003              2002
                                                         --------------    -------------     -------------    -------------

Net loss.............................................    $ (21,078,098)    $ (2,538,985)     $(23,691,508)    $ (4,346,645)
Unrealized gain (loss) on marketable securities......               --            1,878                --           (1,026)
                                                         --------------    -------------     -------------    -------------
Comprehensive loss...................................    $ (21,078,098)    $ (2,537,107)     $(23,691,508)    $ (4,347,671)
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

         Revenues also include professional services from web design and development related projects. Revenues from professional services and web design and development related projects are recognized as using the percentage-of-completion method. This method is used over a period of time that commences with an execution of the project agreement and ends when the project is complete. Any anticipated losses on contracts are recorded to earnings when identified. Amounts received or billed in excess of revenues recognized to date are classified as deferred revenues, whereas revenues recognized in excess of amounts billed are classified as unbilled accounts receivable and are included in accounts receivable in the accompanying consolidated balance sheets.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148 at June 30, 2003.

         The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,        JUNE 30,       JUNE 30,         JUNE 30,
                                                         2003            2002            2003             2002
                                                     -------------   -------------   -------------   -------------

Net loss applicable to common shareholders --
  as reported ....................................   $(21,078,098)   $ (2,909,344)   $(23,691,508)   $ (5,087,363)
Add: stock-based employee compensation included
  in net loss ....................................          6,297           6,297          12,594          12,594
Deduct: total stock-based employee compensation ..       (135,475)       (164,918)       (274,684)       (233,824)
                                                     -------------   -------------   -------------   -------------

Net loss - pro forma .............................   $(21,207,276)   $ (3,067,965)   $(23,953,598)   $ (5,308,593)
                                                     =============   =============   =============   =============
Basic and diluted net loss per Common share -
  as reported ....................................   $      (0.84)   $      (0.12)   $      (0.94)   $      (0.22)
Basic and diluted net loss per Common share -
  pro forma ......................................   $      (0.85)   $      (0.12)   $      (0.95)   $      (0.23)

         MAJOR CUSTOMERS

         The Company derived approximately 8% and 7% of total revenues for the three and six months ended June 30, 2003 from one customer. As of June 30, 2003, the Company had outstanding accounts receivable from this customer of $225,000. The Company derived approximately 7% and 5% of total revenues for the three and six months ended June 30, 2002 from the same customer. Revenues from this customer are expected to decrease significantly beginning in the third quarter of 2003.

         PROPERTY AND EQUIPMENT

         The Company assesses potential impairments of its property and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

         During the second quarter of 2003, the Company completed the integration of its acquisitions which were made in 2002. The integration process required the Company to reposition various network equipment and reconfigure various network elements. Due to the loss of recently acquired customers during the second quarter of 2003, an analysis of the profitability of the integrated POPs, the closing of various POPs during the second quarter of 2003, equipment redundancy requirements of the newly reconfigured network, relocation of workforce and the rejection of various facility leases in connection with the Company's recent filing for bankruptcy protection under Chapter 11 as well as the potential effects of the Company's filing under Chapter 11, the Company identified assets that were no longer required in the business (idle and excess). As a result, in June 2003, we recorded a charge of $3,853,643 related to the write-down of the idle and excess network assets, facility improvements and equipment and furnishings. The Company will continue to evaluate its assets in an effort to determine if any other assets become idle or excess and may incur additional write-downs as a result of this process.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company assesses potential impairments to its long-lived intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this Statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. Other intangible assets that meet the new criteria continue to be amortized (see Note 7).

         In accordance with SFAS No. 142, the Company annually performs a goodwill impairment analysis. The Company typically performs its impairment test in the fourth quarter, unless circumstances or events occur prior to that date to warrant an evaluation. In conjunction with the impairment tests under SFAS No. 142, the Company also tests its identified intangible assets for impairment under SFAS No. 144. The Company is required to perform an impairment analysis of its identified intangible assets under SFAS No. 144 and record an impairment charge and write down of such assets, if any, prior to recording an impairment charge for goodwill.

         As a result of recent events in the second quarter of 2003 that may have a negative affect on the Company's ability to generate future cash flows such as, the closing of various POPs , the loss of certain large customers from recent acquisitions, and the Company's filing for protection under Chapter 11 on June 10, 2003 and on June 13, 2003 by certain of its subsidiaries, and the diminished value of the Company's Common stock, the Company performed an impairment analysis of its identifiable intangible assets and goodwill in June 2003. These analyses resulted in an impairment charge of $14,096,696 to eliminate the carrying value of goodwill and $648,910 to reduce identified intangible assets. The identified intangible asset impairment charge relates to the customer relationships acquired from NetAxs, AppliedTheory and SuperNet. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated primarily through an analysis of the fair values of the Company's business lines. This analysis included the estimated fair value of the Company's assets and liabilities after giving effect to certain considerations related to our Chapter 11 filing.

         The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                  Balance, December 31, 2002                       $ 14,571,017
                  Less:  Adjustments to goodwill                       (474,321)
                  Less:  Impairment of goodwill                     (14,096,696)
                                                                   -------------
                  Balance, June 30, 2003                           $         --
                                                                   =============
         The adjustments noted above were made to reflect changes to estimated fair values of the assets and liabilities acquired.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The Company adopted SFAS No. 146 in January 2003. The adoption of this statement did not have a material effect on the Company's future results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements.

         In November 2002, the EITF reached a consensus on issue No. 00-21, "Accounting for revenue Arrangements with Multiple Deliverables." This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that could occur over a period of time. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's management expects that the provisions of EITF No. 00-21 will not have a material impact on the Company's future results of operations.

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

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. The Company's management expects that the provisions of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company's management expects that the provisions of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

(4)      2002 ACQUISITIONS

         All acquisitions have been accounted for using the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations."

         SUPERNET, INC.

         On January 31, 2002, the Company acquired all the outstanding capital stock of SuperNet, Inc. ("SuperNet"), an Internet service provider headquartered in East Brunswick, New Jersey. SuperNet provides Internet access to businesses and residential customers, as well as web hosting and colocation services to customers located in the central New Jersey region. The total purchase price was $1,593,000, including transaction costs. The purchase price consisted of 1,096,907 unregistered shares of the Company's Common stock valued at $1,064,000, or $0.97 per share, the fair market value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was determined to be $1,790,945. Based on an independent valuation, $500,000 of the excess purchase price was allocated to customer relationships and the remaining $1,290,945 was allocated to goodwill, none of which is deductible for tax purposes. The customer relationships are being amortized on a straight-line basis over a five-year period. In accordance with SFAS No. 142, the goodwill is not being amortized. In June 2003, as a result of customer attrition, the Company recorded an impairment charge of $160,000 in accordance with SFAS No. 144 related to the SuperNet customer relationships (see Note 3).

         NETAXS, INC.

         On April 4, 2002, the Company acquired all the outstanding capital stock of Netaxs, Inc. ("Netaxs"), an Internet access, web hosting and colocation provider located in the Philadelphia, Pennsylvania area. The aggregate consideration paid was $984,690 in cash, the issuance of promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 (see Note 9), and 4,040,187 shares of unregistered Common stock valued at $4,080,589, or $1.01 per share, the fair value of the Company's Common stock at the date of acquisition. The principal due under the notes accrues interest at a rate of 7.09% per annum, and the notes are payable in monthly installments through October 2005. The excess of purchase price over the fair value of net assets acquired was estimated to be $8,140,600. Based on an independent valuation, $400,000 was allocated to customer relationships, $100,000 to trade names and the remaining $7,640,600 was allocated to goodwill. The customer relationships and trade names are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized. In June 2003, as a result of customer attrition, the Company recorded an impairment charge of $106,000 in accordance with SFAS No. 144 related to the Netaxs customer relationships (see Note 3).

         APPLIEDTHEORY CORPORATION

         On May 31, 2002, the Company, through a wholly-owned subsidiary, acquired selected assets of AppliedTheory Corporation and its subsidiaries ("AppliedTheory"). AppliedTheory was an Internet services business headquartered in Syracuse, New York. The United States Bankruptcy Court for the Southern District of New York approved the terms of the Asset Purchase Agreement by an order dated May 25, 2002, as a result of the voluntary petition for bankruptcy filed by AppliedTheory under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, the Company paid $4,000,000 in cash for certain customers and fixed assets and assumed capital lease obligations and other liabilities. The Company agreed to use its good faith efforts to collect the accounts receivable of the acquired customer base in existence on the Closing Date (the "Closing Receivables") on behalf of AppliedTheory, and to remit to the Bankruptcy Court on or prior to December 31, 2002, no less than an aggregate of $2,500,000 of the Closing Receivables. The Company has guaranteed this payment to the Bankruptcy Court. The Company had not remitted the $2,500,000 of Closing Receivables at June 30, 2003. The Company is currently making a claim to reduce the amount of the Closing Receivables Guaranty and is involved in a dispute regarding whether certain collections including collections made by third parties, are valid against the Closing Receivables Guaranty.

         Based upon collection information provided to the Company to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the Closing Receivables and the Estate of AppliedTheory (the "Estate") has collected approximately $210,000. The Company has requested ClearBlue to forward the amounts it has collected on FASTNET's behalf directly to the Estate. The Company has requested, but not yet received, confirmation of the amounts collected directly by the Estate. As a result, the receivables related to the ClearBlue and Estate collections have not been offset against the amount due to the Estate as of June 30, 2003. The Company expects to collect these amounts. However, if ClearBlue does not remit these payments to the Estate, the Company may be required to remit any shortfalls. See Note 12 for legal action in connection with this acquisition.

         The excess of the purchase price over the fair value of net assets acquired was estimated to be $5.0 million. Based on an independent valuation, $3.8 million was initially allocated to customer relationships and $1.2 million was allocated to goodwill. As a result of customer attrition that occurred in the fourth quarter of 2002 and continued in the second quarter of 2003, the Company recorded impairment charges of $383,000 and $1.4 million in accordance with SFAS No. 144 in June 2003 and December 2002, respectively, related to the AppliedTheory customer relationships (see Note 3). The customer relationships are being amortized on a straight-line basis over a three-year period. In accordance with SFAS No. 142, the goodwill is not being amortized.

         The following table lists noncash assets that were acquired and liabilities that were assumed as part of the above acquisitions:

                                                                           Applied
                                            SuperNet        Netaxs         Theory
                                          ------------   ------------   ------------
                                         (January 2002)  (April 2002)    (May 2002)
Noncash assets (liabilities) acquired:
     Accounts receivable                  $    50,978    $   524,574    $ 2,300,000
     Other assets                               4,380        225,971             --
     Property and equipment                    64,124      2,537,037      4,112,752
     Intangibles                            1,790,945      8,140,600      5,027,062
     Accounts payable                        (207,569)    (1,762,499)      (250,000)
     Accrued expenses                        (181,586)    (2,448,237)      (619,384)
     Deferred revenues                        (77,003)      (679,069)    (2,379,939)
     Debt and capital lease obligations            --     (2,175,320)    (1,690,491)
     Other liabilities                             --       (969,857)    (2,500,000)
                                          ------------   ------------   ------------
     Acquired net assets                    1,444,269      3,393,200      4,000,000
Less--Common stock issued                  (1,064,000)    (4,080,589)            --
Less --Notes issued                                --     (2,514,898)            --
                                          ------------   ------------   ------------
Cash paid (acquired), net                 $   380,269    $(3,202,287)   $ 4,000,000
                                          ============   ============   ============

(5)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company has classified $295,248 as restricted cash at June 30, 2003. Restricted cash represents amounts collected for AppliedTheory acquired receivables due to the bankruptcy court on behalf of the estate of AppliedTheory.

(6)      PROPERTY AND EQUIPMENT

         As of June 30, 2003 and December 31, 2002, property and equipment consists of the following:

                                                JUNE 30, 2003  DECEMBER 31, 2002
                                                -------------   -------------

              Equipment ......................  $ 14,647,853    $ 24,702,622
              Computer equipment .............     2,571,735       2,569,726
              Computer software ..............     1,765,961       1,760,825
              Furniture and fixtures .........       386,678         729,485
              Leasehold improvements .........     2,427,580       2,615,856
                                                -------------   -------------
                                                  21,799,807      32,378,514
              Less-Accumulated depreciation ..   (15,003,826)    (18,650,318)
                                                -------------   -------------
                                                $  6,795,981    $ 13,728,196
                                                =============   =============

         In June 2003, the Company recorded a charge of $3,853,643 for the impairment of fixed assets (see Note 3). The original cost and accumulated depreciation of these assets were $10,669,813 and $6,816,170, respectively.

         Depreciation expense was $1,547,271 and $1,991,956 and $3,169,678 and $3,652,169 for the three months and the six months ended June 30, 2003 and 2002 respectively. The net carrying value of property and equipment under capital leases was $972,632 and $1,799,060 at June 30, 2003 and December 31, 2002,
respectively.

(7)      INTANGIBLE ASSETS

         Intangible assets, other than goodwill, consist of the following:

                                                                    JUNE 30, 2003
                                                      -----------------------------------------
                                                         GROSS                                   DECEMBER 31,
                                           USEFUL       CARRYING     ACCUMULATED                    2002
                                           LIFE          AMOUNT     AMORTIZATION       NET           NET
                                        -----------   ------------  ------------   ------------  ------------
Customer relationships ...............   3-5 years    $ 5,240,090   $(3,655,284)   $ 1,584,806   $ 2,741,791
Developed technology .................   5 years          600,000      (276,159)       323,841       383,841
Trade names ..........................   3 years          100,000       (41,666)        58,334        75,000
                                                      ------------  ------------   ------------  ------------
Total ................................                $ 5,940,090   $(3,973,109)   $ 1,966,981   $ 3,200,632
                                                      ============  ============   ============  ============

         Amortization expense was $292,373, and $493,661 for the three months ended, $684,740 and $731,995 for the six months ended June 30, 2003 and 2002, respectively. Amortization expense is estimated as follows: $879,382 for the year ended June 30, 2004; $805,240 for the year ended June 30, 2005; $213,242 for the year ended June 30, 2006, and $69,117 for the year ended June 30, 2007.

(8)      ACCRUED EXPENSES
                                                     JUNE 30,       DECEMBER 31,
                                                       2003             2002
                                                    -----------     -----------
Professional fees ...............................   $  147,611      $  481,533
Accrued compensation and related payroll taxes ..      471,506       1,482,260
Accrued interest ................................           --         452,793
Other ...........................................      114,276       2,305,305
                                                    -----------     -----------
                                                    $  733,393      $4,721,891
                                                    ===========     ===========

         Approximately $35,000 of the accrued compensation and payroll taxes as of June 30, 2003 relates to payroll taxes that were unpaid to the Internal Revenue Service ("IRS") as of the acquisition date of Netaxs. Effective September 30, 2002, the Company reached a settlement agreement with the note holders to reduce the balance of the notes issued to certain former shareholders of Netaxs by the amount of the initial liability recorded, which was $1,060,000 (see Note 10). The Company received conditional approval from the IRS of its proposed tax repayment plan and request for abatement of penalties subject to satisfaction of the liability in accordance with the proposed payment plan. The Company has remitted substantially all of the payments in accordance with the proposed payment plan as of June 30, 2003. Management of the Company believes that the amount recorded as a liability as of June 30, 2003 is sufficient to cover any future costs relating to this matter.

(9)      RESTRUCTURING CHARGES

         In October 2000, the Company announced a restructuring to its business operations and this restructuring plan provided for the suspension of selling and marketing efforts in 12 of the 20 markets that were operational as of September 30, 2000 (the "2000 Restructuring Plan") and a reduction in force. Selling and marketing efforts were then shifted to, and remain focused on targeted markets located in Pennsylvania, New York and New Jersey. The 2000 Restructuring Plan included redesigning the network architecture intended to achieve an overall reduction in telecommunication expenses. The Company recorded a restructuring charge of $5,193,503 in 2000 related to the 2000 Restructuring Plan. The Company ceased all sales and marketing activities in the 12 closed markets and is negotiating the exit of the facilities, where practicable. Telecommunication exit and termination costs relate to contractual obligations the Company is unable to cancel for network and related costs in the closed markets. These costs consist of both Internet backbone connectivity costs, as well as network and access costs. These services are no longer required in the closed markets. Leasehold termination payments include carrying costs and rent expense for leased facilities located in non-operational markets. Throughout 2001 and 2002, the Company actively pursued both sublease opportunities as well as full lease terminations.

         Throughout 2001 and 2002, the Company reviewed the reserves that were established in 2000 as part of its 2000 Restructuring Plan. In the fourth quarters of 2001 and 2002, the Company recorded additional charges of $1,335,790 and $2,839,683, respectively, related to its excess and idle data centers and administrative offices. The amount of the charges were determined using assumptions regarding the Company's ability to sublet or dispose of these facilities. These decisions were made as the Company experienced significant difficulties in attempting to dispose of or sublet these facilities due to the continuing decline and overall slowdown in the economy and, in particular, the commercial real estate market. The Company has been continuing its efforts to dispose of or sublet these facilities. Included in the charge recorded in 2002 was the present value of the remaining lease payments and associated costs of the Company's executive offices. The Company decided in 2002 to vacate and offer its administrative offices for sublease and consolidate these employees into other FASTNET main office space effective July 1, 2003. The total amount of lease payments relating to these excess or idle facilities is approximately $4.3 million through 2010. As a result of the Company's bankruptcy proceedings, after June 30, 2003, the Company rejected many of its leases (see Note 2), including Substantially all of the leases in the restructuring accrual. In accordance with the Bankruptcy Code, real property lessors are generally entitled to a settlement equal to the greater of twelve months of rent or 15% of three years of rent. Upon the filing of the motions in the third quarter of 2003 to reject such leases, the Company will record an adjustment in accordance with SOP 90-7 to reduce the restructuring accrual (see Note 11). Additionally, in July 2003 the Company rejected certain leases that were not originally included in the restructuring reserves and accordingly, the Company will record a reserve for these leases in July 2003.

         The activity in the restructuring charge accrual during the six months ended June 30, 2003 is summarized in the table below:

                                                                CASH PAYMENTS
                                                    ACCRUED       DURING THE       ACCRUED
                                                 RESTRUCTURING    SIX MONTHS    RESTRUCTURING
                                                     AS OF           ENDED         AS OF
                                                  DECEMBER 31,     JUNE 30,       JUNE 30,
                                                      2002           2003           2003
                                                  ------------   ------------   ------------
Telecommunications exit and termination fees ..   $   233,980    $        --    $   233,980
Sales and marketing contract terminations .....         2,321             --          2,321
Facility exit costs ...........................     3,587,108       (231,109)     3,355,999
                                                  ------------   ------------   ------------
                                                  $ 3,823,409    $  (231,109)   $ 3,592,300
                                                  ============   ============   ============

         During the second quarter of 2003, the Company ceased making payments on most of the leases included in the restructuring reserve and as a result, may be considered in default of these agreements. As part of the Company's bankruptcy proceedings, all liabilities within this footnote have been classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of June 30, 2003 (see Note 11).

(10)     DEBT

         As of June 30, 2003 and December 31, 2002 debt consisted of the following:

                                               JUNE 30, 2003   DECEMBER 31, 2002
                                                ------------     -----------
NetReach Notes .............................    $   738,298     $   743,430
NetAxs Notes ...............................      1,831,457       1,654,812
Other ......................................        263,706         257,308
                                                ------------     -----------
                                                  2,833,461       2,655,550
         Less--Current portion .............     (1,051,482)       (728,063)
                                                ------------     -----------
                                                $ 1,781,979     $ 1,927,487
                                                ============    ============

         As a result of the Company's bankruptcy, the Company is considered in default of its obligations, however, actions against the Debtors are stayed while the Debtors continue business as Debtors-In-Possession. As part of the Company's bankruptcy proceedings (Note 2), all liabilities within this footnote have been classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of June 30, 2003.

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

         The remaining balance of the NetReach Notes of $330,000 are demand notes. The demand notes bear interest at 8.0%. Of the total demand notes payable, $215,000 is due no earlier than May 1, 2003 and $115,000 are due no earlier than November 1, 2004. Interest expense related to the NetReach Notes (excluding the debt discount) was $11,733, $16,006, $27,739, and $32,013 for the three and six months ended June 30, 2003 and 2002, respectively. The Company has not satisfied the $215,000 payment referenced above due May 1, 2003.

NetAxs Notes
------------

         In connection with the Netaxs acquisition in April 2002, the Company issued promissory notes to certain shareholders of Netaxs having an aggregate principal amount of $2,514,898 ("Netaxs Notes"). The principal due under these notes accrue interest at a rate of 7.09% per annum and is payable in monthly principal installments through October 2005. Subsequent to the Company's acquisition of Netaxs, it was determined that Netaxs owed certain federal and state payroll related liabilities of approximately $767,000, exclusive of penalty and interest charges. The Company determined that it has a right of offset of this liability against the promissory notes and the escrowed indemnity property of the former shareholders of Netaxs. The Company and the former principal shareholders of Netaxs reached an agreement to offset payments of these liabilities against the notes. Effective October 2002, the Company began making payments under a repayment plan proposed by the Company to the taxing authorities. In October 2002, the Company remitted an initial payment of $309,000 to the taxing authorities and remitted $45,000 per month through June 2003, exclusive of penalties and interest. Accordingly, the note balances were reduced by approximately $1,060,000, including penalties and interest, which was estimated to be due to the tax authorities. Payments to the Netaxs noteholders were suspended during the third quarter of 2002.

         Interest expense related to the Netaxs notes was $19,229, $42,293, $43,952 and $42,293 for the three and six months ended June 30, 2002 and 2003,

respectively. Future maturities on the notes as of June 30, 2003 are $607,139 through June 30, 2004, $749,623 through June 30, 2005, and $225,680 through June 30, 2006.

         In connection with the Netaxs acquisition, the Company acquired certain notes payable due to a shareholder of the Company and a company owned by a shareholder of the Company. The notes bear interest at 10% per annum. The balance of these notes is $249,015 as of June 30, 2003. Interest expense related to the notes was $6,296, $6,663, $12,695 and $6,663 for the three and six months ended June 30, 2003 and 2002, respectively. Future maturities on the notes as of June 30, 2003 are $17,907 through June 30, 2004, $16,755 through June 30, 2005,
$14,055 through June 30, 2006, $15,526 through June 30, 2007, $17,152 through
June 30, 2008 and $167,620 thereafter. Prior to the June 10, 2003 Petition Date, the Company was making payments to these noteholders. The Company ceased payment of these notes effective on such Petition Date.

Note Payable
------------

         In April 2003, the Company, as borrowers entered into a loan and security agreement with a commercial finance lender. On the Petition Dates, there was no amount outstanding under the loan. Due to the bankruptcy proceedings, the Company is not in compliance with the terms of this agreement and accordingly, cannot obtain any new credit advances under the loan without Court approval. There were no outstanding borrowings under this agreement as of June 30, 2003.

Other Convertible Note
----------------------

         On October 25, 2000, the Company entered into an agreement with an investor to provide the Company with financial advisory services. The agreement was amended on February 12, 2001 and expired on June 30, 2001. In exchange for these services, the Company issued a convertible note for $250,000. This note is due on October 24, 2003 and is convertible into 221,239 shares of Common stock. No interest or dividends are payable on this note. Accordingly, a discount was recorded on the note and is being amortized over the term of the note. As of June 30, 2003, the recorded balance of the note was $227,543.

         As part of the Company's bankruptcy proceedings (Note 2), all liabilities within this footnote have been classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of June 30, 2003.

(11)     LIABILITIES SUBJECT TO COMPROMISE

         Reference is made to Note 2 for more information.

         On June 10, 2003 and June 13, 2003, the Company and certain of its subsidiaries, respectively, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-In-Possession. These claims are reflected in the June 30, 2003 balance sheet as "liabilities subject to compromise". Additional claims related to these liabilities may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors property and equipment.

         As of June 30, 2003, the amounts classified as liabilities subject to compromise is comprised of the following claims:

      Secured Debt .......................................      $ 3,611,555
      Priority Debt ......................................          297,686
      Unsecured Debt .....................................       19,108,912
                                                                ------------
        Total ............................................      $23,018,153
                                                                ============

      Accounts Payable ...................................      $10,506,999
      Accrued Restructuring Costs ........................        3,592,300
      Debt ...............................................        2,833,461
      Capital Leases .....................................        3,495,221
      Accrued Expenses & Other ...........................        2,590,172
                                                                ------------
        Total ............................................      $23,018,153
                                                                ============

         The Company has not completed its analysis of claims currently classified as secured and, in the filings made with the Bankruptcy Court, has reserved the possibility that the amount and character of such claims may change as a result of such analysis.

         During the third quarter of 2003, the Company rejected certain leases and contracts as allowed by the Bankruptcy Code. Certain of the leases rejected have previously been accounted for as part of the previously recorded restructuring charges. Consequently, the Company will reduce the restructuring related accruals for these leases in the amount of approximately $2,346,000 to the estimated maximum amount of the allowable claims under the Bankruptcy Code in accordance with SOP 90-7.

         For rejected leases that were not previously accrued under a restructuring plan, the Company recorded an accrual of approximately $224,000 in July 2003 for the estimated maximum amount of allowable claims under the Bankruptcy Code. This amount has been recorded during the third quarter of 2003 as that is when the leases were rejected. The accrual will be included in liabilities subject to compromise at that time.

(12)     COMMITMENTS AND CONTINGENCIES

         On January 24, 2003, the Official Committee of Unsecured Creditors for the estate of AppliedTheory filed an adversary proceeding against the Company for the recovery of approximately $1.2 million in liabilities due to Finova Capital, one of the estate's secured creditors. The core allegation of the Committee is that the Company's bid at auction for the assets purchased by the Company from AppliedTheory included the assumption of that indebtedness, which constituted direct financing leases, and that the Company should be estopped from denying its liability after the closing of the acquisition. The Company has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude the Finova liability. As a result, the Company contends that the estate of ApliedTheory closed the revised deal and thereby released any claims regarding these Finova liabilities against the Company. As of June 30, 2003, it is too early to determine the outcome of these proceedings. The Company has not recorded a liability for this potential claim.

         From time to time, the Company is involved in certain other legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position, results of operations or cash flows.

         The Company leases office space, telecommunications services and equipment under capital and operating leases expiring through 2010. Rent expense under the operating leases was $615,299 and $462,514 during the three months ended and $1,256,346 and $708,659 during the six months ended June 30, 2003 and 2002, respectively. The interest rates implicit in the capital leases range from 10.5% to 22.2%. Future minimum lease payments, including restructured leases, remaining as of June 30, 2003, are as follows:

                                                CAPITAL      OPERATING   TELECOMMUNICATION
                                                LEASES        LEASES       COMMITMENTS
                                             ------------   ------------  ------------
          2003 ...........................   $ 3,469,721    $ 1,018,126   $ 6,063,758
          2004 ...........................        25,500      1,874,142    10,832,294
          2005 ...........................            --      1,387,726     6,738,656
          2006 ...........................            --        490,999     1,497,943
          2007 ...........................            --        506,917       837,163
          Thereafter .....................            --      1,325,712            --
                                             ------------   ------------  ------------
          Total minimum lease payments ...     3,495,221    $ 6,603,622   $25,969,814
                                                            ============  ============
          Less - Current portion .........    (3,469,721)
                                             ------------
                                             $    25,500
                                             ============

         The telecommunications commitments listed above represent the remaining term liability of telecommunications circuits and other network commitments for the remaining contractual period after June 30, 2003. This amount is not included as a liability on the Company's balance sheet as of June 30, 2003.

         The capital lease obligations noted above are included in liabilities subject to compromise on the accompanying consolidated balance sheet as of June 30, 2003 and have not been adjusted for any potential settlements as a result of the Chapter 11 proceedings. The amounts included in operating leases above that relate to rejected real property leases will be adjusted in the third quarter of 2003. In accordance with the Bankruptcy Code, real property lessors are generally entitled to a settlement equal to the greater of twelve months of rent or 15% of three years of rent. Upon the filing of the motions to reject such leases in the third quarter of 2003, the Company will record a reduction to the operating lease commitments.

(13)     SHAREHOLDERS' EQUITY

         During the three and six months ended June 30, 2003, the Company recorded deferred stock compensation expense of $6,297 and $12,594 respectively, for the amortization of deferred stock compensation.

         In December 2000, the Company sold 1,000,000 shares of Common stock to the former Chief Executive Officer of the Company (the "Holder") for $437,500, which represented the fair market value of the shares on the sale date, in exchange for a note receivable (the "Note"). The Note bore interest at 6% per year. The Note and accrued interest were due on December 1, 2005. The Note was secured by a pledge of the Company's Common stock sold by the Company and held by the Holder for $328,125 of the Note amount and the Holder's personal assets secure the balance of $109,375. The Note is reflected in shareholders' equity on the accompanying consolidated balance sheets as a note receivable from shareholder.

         The shares issued to the Holder were restricted and vested as follows:
25% vested upon the date of issuance and the remaining shares vested pro rata as of the last day of each calendar month over the 36-month period commencing on the date of the Note. In the event the Holder's employment with the Company was terminated for any reason, the Holder was to offer to sell all unvested shares to the Company for the amount paid by the Holder for the shares plus accrued interest (as defined) in the Note agreement.

         In May 2003, in connection with the Holder's resignation, the Company entered into a new agreement with the Holder that changed the terms of the original note whereby the Company agreed to repurchase the shares held by the Holder as follows: 730,000 shares at the fair value of the Company's Common stock on the date of the agreement (all of which were vested), which was $0.40 per share and 270,000 shares at the price paid by the Holder (124,167 of which were vested and 145,833 of which were unvested), which was $0.4375 per share, plus accrued interest. The aggregate purchase price was $427,252. The Company has recorded the repurchase of the shares as a treasury stock transaction and has recorded a corresponding reduction to the Note receivable balance as of June 30, 2003. The remaining balance of the Note receivable is secured by the Holder's personal assets and the Company intends to pursue collection of the balance.

(14)     PREFERRED STOCK

         As of June 30, 2003 and December 31, 2002, the Company had authorized 10,000,000 shares of no par value Preferred stock. In September and November 2001, the Company issued 3,406,293 shares of Series A Convertible Preferred stock ("2001 Series A Preferred"). On September 5, 2001, the Company sold 2,506,421 shares of 2001 Series A Preferred at a purchase price of $0.91 per share to several investors for gross proceeds of $2,287,109 ("First Closing"). In conjunction with the sale of the 2001 Series A Preferred at the First Closing, the Company issued warrants to purchase 626,605 shares of Common stock at $1.27 per share. The warrants expire in five years. Additionally, a founder of the Company sold 456,169 shares of Common stock to one of the 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $228,085. On November 12, 2001, the Company sold an additional 790,283 shares of 2001 Series A Preferred at a purchase price of $0.91 per share for gross proceeds of $712,891 and issued additional warrants to purchase 197,571 shares of Common stock at $1.27 per share to the same investors involved in the First Closing ("Second Closing"). The same founder noted above sold an additional 143,831 shares of Common stock to the same 2001 Series A Preferred investors for $0.50 per share for proceeds to the founder of $71,916. Additionally, the Company issued 109,589 shares of 2001 Series A Preferred to a law firm utilized by the Company in exchange for $100,000 of professional services rendered, the fair value of the equity issued. In the event of any liquidation, dissolution or winding-up of the Company, the holders of 2001 Series A Preferred are entitled to the greater of (i) $0.91 per share (subject to adjustment) plus all dividends declared but unpaid or (ii) such amount per share as would have been payable had each share been converted to Common stock immediately prior to the event.

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

(15)     NET LOSS PER COMMON SHARE

         The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per Common share was computed by dividing net loss by the weighted average number of shares of Common stock outstanding during the period. Diluted net loss per Common share reflects the potential dilution from the exercise or conversion of securities into Common stock, such as Preferred stock and Common stock options. Outstanding convertible Preferred stock, Common stock options and warrants are excluded from the diluted net loss per Common share calculations as the impact on the net loss per Common share using the treasury stock method is antidilutive due to the Company's net loss. The number of shares excluded from this calculation was approximately 10.4 million and 10.6 million as of June 30, 2003 and 2002, respectively.

(16)     RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financial arrangement, as amended, with a financial advisor, who is an affiliate of a significant shareholder of the Company ("Financial Advisor"). This agreement provided for a payment of $320,000 due to the Financial Advisor on February 1, 2001 related to the private placement of securities, and a $500,000 payment due upon the earlier of the consummation of an initial public offering or February 1, 2001. This $500,000 payment was related to general strategic and advisory services rendered during the three months ended September 30, 1999. The $500,000 was repaid in March 2000. Approximately $310,325 remains unpaid as of June 30, 2003 and is included in liabilities subject to compromise accrued expenses on the accompanying consolidated balance sheets as of June 30, 2003.

         In October 2000, the Company issued a $250,000 convertible note and a warrant to purchase 120,000 shares of Common stock to the Financial Advisor for professional services rendered.

         In November 2001, the Company issued 109,589 shares of 2001 Series A Preferred and 27,397 warrants to purchase Common stock to a legal firm used by the Company in exchange for $100,000 of professional services rendered. The Company paid this firm approximately $0 and $66,542 during the three months ended and, $106,744 and $97,103 during the six months ended June 30, 2003 and 2002, respectively.

         A property owner of one of the Company's facilities is also a holder of a note acquired in connection with the NetReach acquisition. The Company paid the landlord $27,075 and $34,563 during the three months ended and, $65,216 and $55,172 during the six months ended June 30, 2003 and 2002, respectively.

         In May, 2002 the Company entered into a management consulting agreement with a management consulting firm controlled by a compensated member of the Company's Board of Directors with a minimum fee due under the contract of $2,500 per month. The agreement provides for various business financial planning, and acquisition consulting services to be provided as requested by the Company on a monthly basis. The Company paid this firm $63,630 for the six months ended June 30, 2003.

         In May 2003, in connection with the Holder's resignation, the Company entered into a new agreement with the Holder that changed the terms of the original note whereby the Company agreed to repurchase the shares held by the Holder as follows: 730,000 shares at the fair value of the Company's Common stock on the date of the agreement (all of which were vested), which was $0.40 per share and 270,000 shares at the price paid by the Holder (124,167 of which were vested and 145,833 of which were unvested), which was $0.4375 per share, plus accrued interest. The aggregate purchase price was $427,252. The Company has recorded the repurchase of the shares as a treasury stock transaction and has recorded a corresponding reduction to the Note receivable balance as of June 30, 2003. The remaining balance of the Note receivable is secured by the Holder's personal assets and the Company intends to pursue collection of the balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF MANAGEMENT WITH RESPECT TO FUTURE EVENTS BASED ON CURRENTLY AVAILABLE INFORMATION AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION THE OUTCOME OF THE CHAPTER 11 PROCEEDINGS AND CERTAIN OTHER FACTORS SET FORTH IN ITEM 5 OF PART II OF THIS FORM 10-Q. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE FILING DATE OF THIS REPORT. MANAGEMENT DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE FILING DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW AND PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

         During the second quarter of 2003, FASTNET entered into negotiations with its vendors to reorganize its liabilities outside bankruptcy, however, its efforts to do so were unsuccessful. On June 10, 2003 , FASTNET Corporation and on June 13, 2003, each of its subsidiaries (excluding the Company's wholly-owned subsidiary "DASLIC", a Delaware Holding Company) (FASTNET Corporation and such subsidiaries are sometimes referred to herein as the "Debtors") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court"). The respective filing dates are referred herein individually as the "Petition Date" and collectively as the "Petition Dates." These entities comprise substantially all of the operations of the Company. Each of the Debtors continues to manage its properties and operate its business as "Debtors-In-Possession" under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. The Company continues to negotiate with its creditors and with potential investors to reach agreement on a plan to be filed with the Bankruptcy Court under Section 1121 of the Bankruptcy Code, which may include a sale of part or all of the Company's assets.

         As provided by Chapter 11, for 120 days after the Petition Date, the Debtors have the exclusive right to propose and file a plan with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. Under the Bankruptcy Code, a plan may provide for either a reorganization or sale of the Company's assets. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan. In addition, the Debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. If the Debtors fail to obtain confirmation of a proposed plan and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors, following the expiration of the exclusivity period, may file a plan for the Debtors. Even if the Debtors file a plan within the exclusivity period, there can be no assurance that the proposed plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. Alternatively, a sale of certain or all of the assets of the Company may be determined to be in the best interest of the creditors. In this case, the Company would seek a buyer under Section 363 of the Bankruptcy Code for all or part of the assets of the Company, with the proceeds available for distribution to creditors and other interest holders in accordance with the priorities established under the Bankruptcy Code. At this time, given the likelihood of raising capital in the telecommunications sector, management believes that a sale of the Company's assets appears more likely than a reorganization plan, which would require new capital.

         On August 2, 2003, FASTNET filed a motion with the Bankruptcy Court seeking authority to engage DH Capital, LLC, investment bankers and financial advisors to assist FASTNET and its subsidiaries in the Chapter 11 proceedings. The services will include exploring (i) the possible sale of FASTNET and its subsidiaries or all or some of their assets, (ii) transactions whereby another party makes an equity or debt investment, or a combination thereof, or (iii) a merger into a consolidation with other parties. If FASTNET determines to sell some or all of its assets under Section 363 of the Bankruptcy Code or under a plan, the proceeds of such sales would be distributed according to the priorities established under the Bankruptcy Code, unless otherwise agreed by the parties in interest and approved by the Bankruptcy Court. It is unlikely that there would be any distribution to stockholders as a result of such a sale or sales. See Note 2 for additional information.

OUR HISTORY OF OPERATING LOSSES

         We have incurred operating losses in each year since our inception and expect our losses to continue for the foreseeable future as we operate under Chapter 11 of the Bankruptcy Code. Our operating losses were $16,664,495, $14,135,388, and $32,044,023 for the years ended December 31, 2002, 2001 and
2000, respectively, and $23,691,508 for the six months ended June 30, 2003.

IMPAIRMENT OF INTANGIBLE ASSETS

         We assess potential impairment to our indefinite-lived intangible assets, including goodwill and customer lists annually as required by SFAS No. 142 and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. Our estimates of the fair values of our customer lists are based primarily on the expected revenues to be earned from those customers. When the fair value of an asset is less than its carrying value, an impairment loss is recognized. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and charged to results of operations.

         Based on the recent attrition of customers acquired in the AppliedTheory and Netaxs acquisitions, we determined that the future cash flow from these customers will not be sufficient to support the carrying values of these intangible assets. In addition, we may experience further attrition resulting in further declines in values due to the effects of our Chapter 11 proceedings. Also, depending on the ultimate result of our Chapter 11 filing and any adjustments required under fresh start accounting, we may need to apply a different standard for determining the carrying value of these assets than the one required by SFAS No. 142.

         As a result of recent events potentially affecting the Company's ability to generate future cash flow such as, the closing of various POPs, the completion of integration of 2002 acquisitions, the loss of a certain large customers from recent acquisitions, the Company's filing for protection under Chapter 11 on June 10, 2003 and on June 13, 2003 by certain of its subsidiaries and the value of the Company's Common stock, the Company performed goodwill and intangible asset impairment analyses in the quarter ended June 30, 2003. These analyses resulted in an impairment charge of $14,097,000 to eliminate the carrying value of goodwill and $649,000 to reduce identified intangible assets. The identified intangible asset impairment charge relates to the customer lists acquired from NetAxs, AppliedTheory and SuperNet. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated primarily through an analysis of the fair values of the Company's business lines and the estimated fair value of the Company's liabilities after giving effect to certain considerations related to Chapter 11 filing.

IMPAIRMENT OF LONG-LIVED ASSETS

         We have assessed, and continue to assess, potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss was previously recognized and will be recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and charged to results of operations. Our estimated future operating results are based on estimates of key operating metrics, including customer growth, customer churn, average monthly revenue per customer and costs per gross additional customer. If we continue to not achieve these metrics and, as a result, do not achieve our planned operating results, this has, and will continue to have, a significant adverse effect on our estimated undiscounted future cash flows and has had and may continue to result in additional impairment charges related to our long-lived assets.

         During the second quarter of 2003, the Company completed the integration of its recent acquisitions. The integration process required the Company to reposition various network equipment and reconfigure various network elements. Due to the loss of recently acquired customers during the second quarter of 2003, an analysis of the profitability of the integrated POPs, the closing of various POPs during the second quarter of 2003, equipment redundancy requirements of the newly reconfigured network, relocation of workforce and the rejection of various facility leases in connection with the Company's recent filing for bankruptcy protection under Chapter 11 as well as the potential effects of the Company's filing under Chapter 11, the Company began identifying assets that were no longer required in the business. The results of this review indicated that a substantial amount of the Company's fixed assets were no longer required in the Company's business. As a result, during the three months ended June 30, 2003, we recorded a charge of $3,854,000 related to the write-down of the network assets, facility improvements and equipment and furnishings no longer in service. The Company will continue to evaluate its assets in an effort to determine any remaining assets not required in the business and may incur additional write-downs as a result of this process.

RESTRUCTURING CHARGES

         In October 2000, we modified our business plan. This plan called for the suspension of selling and marketing in various markets outside Pennsylvania, New Jersey and New York and an associated reduction in force. The Company recorded a restructuring charge for the associated costs of network and facility exit. The Company continually reviews the reserves established by this plan. During 2002, we contracted with a customer to lease a large number of our idle data centers; however, in the fourth quarter of 2002, this customer failed to meet its commitments under the contract. Based upon this development and overall continuing weak demand for telecommunications facilities, on December 31, 2002, we increased our restructuring reserve to include the full remaining lease cost of these facilities. The restructuring reserve represents the present value of the balance of the payments under the leases, the future expected operating costs and possible exit costs. In connection with our bankruptcy proceedings, we have filed a motion to reject certain of these leases. As a result, we are no longer attempting to dispose of or sublet these facilities. The restructuring reserve has been included in Liabilities Subject to Compromise on our consolidated balance sheet as of June 30, 2003. We have also vacated our leased property located at 268 Brodhead Road in Bethlehem, Pennsylvania at the end of the second quarter of 2003 and rejected the lease in third quarter of 2003. The restructuring charges are subject to change (see Note 11).

The activity in the restructuring charge accrual during the six months ended June 30, 2003 is summarized in the table below:

                                                                  CASH PAYMENTS
                                                      ACCRUED      DURING THE       ACCRUED
                                                   RESTRUCTURING   SIX MONTHS    RESTRUCTURING
                                                       AS OF         ENDED           AS OF
                                                   DECEMBER 31,     JUNE 30,       JUNE 30,
                                                       2002          2003            2003
                                                   ------------   ------------   ------------
Telecommunications exit and termination fees ...   $   233,980    $        --    $   233,980
Sales and marketing contract terminations ......         2,321             --          2,321
Facility exit costs ............................     3,587,108       (231,109)     3,355,999
                                                   ------------   ------------   ------------
                                                   $ 3,823,409    $  (231,109)   $ 3,592,300
                                                   ============   ============   ============

RESULTS OF OPERATIONS

REVENUES

         The matters discussed under this caption "Results of Operations," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings of FASTNET. The Chapter 11 proceedings involve the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom FASTNET conducts or may seek to conduct business.

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

         The market for data and related services is becoming increasingly competitive. We seek to continue to expand our customer base by both increasing market penetration in our existing markets and by increasing average revenue per customer by selling additional enhanced products and services. We have had a historically low churn rate with our dedicated Internet customers. Our churn rate increased during 2002 and 2003 as we increased the amount of customers gained through acquisition and experienced significant post acquisition churn. We seek to grow our revenues by capturing market share from other providers. Our churn may also be negatively affected by the bankruptcy filing.

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

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

          REVENUES. Revenues for the quarter ended June 30, 2003 increased approximately $230,000 or 3%, as compared to the quarter ended June 30, 2002 due to an increase in the number of customers resulting from the Company's 2002 acquisitions.

         COST OF REVENUES. Cost of revenues increased $740,000 or approximately 17% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This increase was primarily due to the cost of the networks to support the customers acquired in the Netaxs and AppliedTheory acquisitions.

         Cost of revenues as a percentage of revenues, increased from approximately 55% for the quarter ended June 30, 2002 to approximately 62% for the quarter ended June 30, 2003 primarily due to the higher network cost associated with the high speed network acquired in connection with the AppliedTheory transaction and the effects of high bandwidth customer attrition associated with customers gained from certain of our 2002 acquisitions. The Company is continuing to evaluate additional opportunities for improving gross margin generated by further alterations in its network commitments.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, General and Administrative expenses for the quarter ended June 30, 2003 decreased approximately $154,000, or 4%, as compared to the quarter ended June 30, 2002. The decrease was related to certain reductions of personnel and professional fees related to the acquisitions occurring in the quarter ended June 30, 2002. As a percentage of the Company's revenues, the selling, general and administrative expenses declined from approximately 45% for the quarter ended June 30, 2002 to approximately 42% for the quarter ended June 30, 2003 as the Company realized increased administrative efficiencies resulting from the 2002 acquisitions and administrative reductions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $646,000 for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This decrease was due to assets that have been fully amortized or depreciated as of June 30, 2003 combined with a valuation adjustment for gross fixed assets and an intangible impairment charge recorded in December 2002.

         ASSET IMPAIRMENTS. For the quarter ended June 30, 2003, we recognized an asset impairment charge of approximately $649,000 related to identified intangible assets (customer relationships), $3,854,000 related to the write-down of certain idle or excess fixed assets including network equipment, facility improvements and office equipment and furnishings, and $14,097,000 to eliminate the carrying value of goodwill (see Note 3).

         OTHER INCOME/EXPENSE. Interest income decreased from $80,516 for the quarter ended June 30, 2002 to $12,154 for the quarter ended June 30, 2003. This decrease in interest income resulted from the use of certain marketable securities to fund operations, coupled with a decrease in the related investment returns. Interest expense increased from approximately $160,781 for the quarter ended June 30, 2002 to $248,041 for the quarter ended June 30, 2003. The increase in interest expense relates to assumed capital lease obligations from the Netaxs and AppliedTheory acquisitions, interest expense for notes in connection with the NetAxs acquisition and interest related to the Company's line of credit. As a result of the June 10, and June 13, 2003 bankruptcy filings the Company is no longer accruing interest expense on its notes payable and capital leases.

         REORGANIZATION EXPENSES. The Company incurred $69,839 of reorganization expenses in the quarter ended June 30, 2003 as a result of the Company's filing under Chapter 11 of the Bankruptcy Code in June 2003. The Company expects this expense to increase substantially during the next two quarters.

         DEEMED DIVIDEND. The amount recorded for Deemed Dividend - Beneficial Conversion Feature declined from $370,000 for the quarter ended June 30, 2002 to $0 for the quarter ended June 30, 2003 due to the full accretion of the beneficial conversion feature in the quarter ended September 30, 2002.

THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2002

         REVENUES. Revenues increased approximately $4,037,000, or 33%, as compared to the six months ended June 30, 2002. The acquisitions of the Netaxs and AppliedTheory customers accounted for the increase.

         COST OF REVENUES. Cost of revenues increased by approximately $3,880,000, or 62%, from approximately $6,282,000 for the six months ended June 30, 2002 to $10,163,000 for the six months ended June 30, 2003. The increase was due to the increased cost of providing high bandwidth to customers acquired in 2002 in the Netaxs and AppliedTheory acquisitions. Gross margin declined from 49% for the six months ended June 30, 2002 to 38% for the six months ended June 30, 2003. The increase in cost of revenues is due primarily to the acquisition in 2002 of AppliedTheory network and customer base which contained many high bandwidth customers. Cost of revenues as a percentage of revenues is traditionally higher on high bandwidth customers than low bandwidth customers.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses increased by approximately $1,098,000, or 19%, from approximately $5,859,000 for the six months ended June 30, 2002 to approximately $6,956,000 for the six months ended June 30, 2003. The increase is primarily due to increased salary costs due to the expansion of the Company. Selling, general and administrative expenses as a percentage of revenues declined as compared to the six months ended June 30, 2002 from 48% to 43% for the six months ended June 30, 2003 primarily due to the increased efficiencies gained from the acquisition of NetReach, Netaxs and AppliedTheory customers, reduced headcount and advertising and marketing expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $530,000, or 12%, from approximately $4,384,000 for the six months ended June 30, 2002 to $3,854,000 for the six months ended June 30, 2003. This decrease was due to assets that have been fully amortized or depreciated as of June 30, 2002 combined with valuation adjustments for gross intangible and fixed assets recorded during 2002.

         ASSET IMPAIRMENTS. During the quarter ended June 30, 2003 we recognized an asset impairment charge of approximately $649,000 related to the Company's impairment test for identified intangible assets and $3,854,000 related to the write-down of certain idle or excess fixed assets including network equipment, facility improvements and office equipment and furnishings and $14,097,000 to eliminate the carrying value of goodwill.

         OTHER INCOME/EXPENSE. Interest income decreased by approximately $98,000 from approximately $123,000 for the six months ended June 30, 2002 to approximately $24,000 for the six months ended June 30, 2003. This decrease in interest income resulted from the use of marketable securities to fund operations coupled with a decrease in the related investment returns. Interest expense increased by approximately $158,000 from approximately $224,000 for the six months ended June 30, 2002 to approximately $382,000 for the six months ended June 30, 2003. The increase in interest expense is primarily the result of interest incurred on the Company's line of credit, interest on capital lease obligations from the Netaxs and AppliedTheory acquisitions and notes assumed and issued in connection with the Netaxs acquisition. As a result of the June 10, and June 13, 2003 bankruptcy filings the Company is no longer accruing interest expense on notes payable and capital leases.

         REORGANIZATION EXPENSES. The Company incurred $69,839 of reorganization expenses in the six months ended June 30, 2003 as a result of the Company's filing under Chapter 11 of the Bankruptcy Code on June 10 and June 13, 2003. The Company expects this expense to increase substantially during the next two quarters.

CASH FLOWS ANALYSIS

The following table set forth cash flows data for the periods indicated:

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ---------------------------
                                                                             2003            2002
                                                                          ------------   ------------
         Other Financial Data:
              Cash flows used in operating activities .................   $  (334,000)   $(2,770,000)
              Cash flows used in investing activities .................      (386,000)    (5,244,000)
              Cash flows (used in) provided by financing activities ...      (285,000)       679,000
                                                                          ------------   ------------
              Net decrease in cash and cash equivalents ...............   $(1,005,000)   $(7,335,000)
                                                                          ============   ============

         Cash used in operating activities decreased approximately $2,436,000 from cash used of approximately $2,770,000 for the six months ended June 30, 2002 to cash used of approximately $334,000 for the six months ended June 30, 2003. This decrease is primarily the result of working capital obligations paid for as part of the AppliedTheory acquisition during 2002 and reduction in amounts paid to vendors as a result of our bankruptcy filing.

         Cash flows used in investing activities decreased by approximately $4,858,000 from cash used of approximately $5,244,000 for the six months ended June 30, 2002 to cash used of approximately $386,000 for the six months ended June 30, 2003. This decrease is attributable to cash paid during 2002 for the AppliedTheory acquisition and for the purchase of marketable securities.

         Cash flows from financing activities decreased by approximately $964,000 from cash provided of approximately $679,000 for the six months ended June 30, 2002 to cash used of approximately $285,000 for the six months ended June 30, 2003. This decrease in cash provided by financing activities is primarily the result of proceeds received from a note in 2002, which was subsequently repaid during 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in the "Background" section above and in Note 2 to the condensed consolidated financial statements included in Item 1 of this report, FASTNET and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 on June 10, 2003 and June 13, 2003, respectively, and are now operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. The matters discussed under this caption "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings of FASTNET. The Chapter 11 proceedings involve various restrictions on business activities, limitations on financings and the need to obtain Bankruptcy Court approval for various matters, and may result in uncertainty as to relationships with employees, vendors, suppliers, customers and others with whom FASTNET conducts or may seek to conduct business. The Chapter 11 filing raises substantial doubt about our ability to continue as a going concern.

         The following amounts reflect pre-petition obligations as of June 30, 2003. Under Chapter 11, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. As a result, all payments of principal and pre-petition accrued interest due under FASTNET's long-term debt and capital leases are stayed during the pendency of the Chapter 11 proceedings, and we ceased accruing interest as of the Petition Date. Under Chapter 11, the rights and interests of our various creditors may be substantially altered. In addition, under Chapter 11 we may assume or reject executory contracts, including lease obligations, which will affect the amount of our liabilities post-bankruptcy. Therefore, the commitments shown in the tables below do not reflect our actual cash outlays in future periods.

         The table below summarizes information at June 30, 2003 regarding certain future minimum contractual obligations for the next five fiscal years and thereafter for FASTNET.

                                              CAPITAL            OPERATING     TELECOMMUNICATION
                                              LEASES              LEASES          COMMITMENTS
                                            ------------       ------------      -------------
          2003............................. $ 3,469,721        $ 1,018,126       $  6,063,758
          2004.............................      25,500          1,874,142         10,832,294
          2005.............................          --          1,387,726          6,738,656
          2006.............................          --            490,999          1,497,943
          2007.............................          --            506,917            837,163
          Thereafter.......................          --          1,325,712                 --
                                            ------------       ------------      -------------
          Total minimum lease payments..... $ 3,495,221        $ 6,603,622       $ 25,969,814
                                            ============       ============      =============

         The telecommunications commitments listed above represent the remaining term liability of telecommunications circuits and other network commitments for the remaining contractual period after June 30, 2003. This amount is not included as a liability on the Company's balance sheet as of June 30, 2003.

         At hearings held on June 17, 2003, the Bankruptcy Court granted various Debtor motions for relief designed to continue their operations and business relationships with customers, vendors, employees and others and entered orders authorizing the Debtors to pay certain pre-petition and post petition employee wages, salaries, benefits and certain other employee obligations during the pendency of the Chapter 11 proceedings.

         On August 11, 2003, FASTNET filed a motion to reject various executory contracts representing various network costs such as core network, facility costs, Internet transit contracts and various dedicated circuits totaling approximately $185,000 in monthly payments. On July 14, 2003, FASTNET also filed a motion to reject various real property leases no longer required in its business totaling approximately $50,000 in monthly payments, which motion has been granted by the Bankruptcy Court.

         Our cash and cash equivalents balances (inclusive of restricted cash) declined approximately $709,000 from $2,597,000 at December 31, 2002 to approximately $1,887,000 at June 30, 2003. The decrease in cash was primarily used to fund the Company's operating loss and satisfy a deposit requirement related to the Company's credit card processor.

         The Bankruptcy Court has directed the Company to segregate, until further notice, certain funds aggregating approximately $295,000, which it has collected from the accounts of AppliedTheory. These collections were subject to a guarantee of $2.5 million. The Company is unable to utilize these funds in its operations until such time as the Court directs. In connection with the acquisition of the AppliedTheory customer base, we guaranteed to the Bankruptcy Court the collection of at least $2,500,000 from the accounts receivable attributable to the customers that we acquired. These receivables have been recorded at their estimated net realizable value of approximately $1,483,000 as of June 30, 2003. Under the guarantee, we were required to satisfy the guarantee of $2,500,000 no later than December 31, 2002. We have not made the payment and have disputed a significant portion of the guarantee and have claimed certain offsets to the obligation. Based upon collection information provided to us to date, ClearBlue, an unrelated acquirer of a substantial portion of the AppliedTheory business, has collected approximately $1,320,000 of the $2,500,000 and the estate of AppliedTheory has collected approximately $210,000. During the fourth quarter of 2002, we requested that ClearBlue remit to us the cash it had collected with respect to accounts receivable attributable to customers acquired by FASTNET. In December 2002, we provided our consent to allow ClearBlue to remit directly to the estate of AppliedTheory the funds it had collected; however, we do not believe that ClearBlue has done so to date. As a result, the receivables applicable to the ClearBlue and estate collections have not been offset against the amount due the estate as of June 30, 2003. We expect to collect these amounts; however, if ClearBlue does not remit these payments to us, or the estate, we may be required to remit any shortfalls (see Note 12 to our unaudited Consolidated Financial Statements).

         Our net accounts receivable balance decreased from $5,880,000 as of December 31, 2002 to $5,595,000 at June 30, 2003, a decrease of approximately $285,000. This decrease was primarily due to the collection of certain annual contract billings uncollected at December 31, 2002, reduced business levels from recent customer attrition offset by our historically high second calendar quarter billing level. We are continuing to seek additional improvement in the turnover of our accounts receivable resulting from increased customer contact, stricter enforcement of our payment terms and increased integration of our payment and service delivery systems. Our available working capital, operating efficiency and ability to fund operations will be partially dependent, among other things, on the success and outcome of these events and strategies.

         For goods and services furnished after the Petition Dates, FASTNET intends to maintain normal and regular trade terms with its vendors, suppliers and customers during the pendency of the Chapter 11 proceedings. However, there can be no assurance that vendors and suppliers will continue to provide normal trade terms or credit on terms acceptable to FASTNET, if at all, or that customers will continue to do business with FASTNET. Since the Petition Dates, we have not noticed a material change in the terms of our vendors. In the event that cash flows are not sufficient to meet future cash requirements, FASTNET may be required to reduce overhead levels, sell assets or seek additional financing. FASTNET can provide no assurances that reductions in overhead or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

         Further, if FASTNET is unable to implement a plan or if implementation of a plan is substantially delayed, FASTNET may experience difficulty in acquiring and retaining customers which could, in turn, result in significant revenue declines that would adversely impact FASTNET's liquidity and jeopardize the ability of FASTNET to continue to fund its operations. If FASTNET's cash position substantially erodes or a plan is not confirmed or does not become effective, FASTNET may be forced to liquidate under the provisions of the United States Bankruptcy Code. There can be no assurance of the level of recovery the FASTNET creditors would receive in such a liquidation, and it is unlikely that any unsecured creditor of FASTNET would receive any recovery in a liquidation. FASTNET expects to incur approximately $1.2 million in costs directly attributable to its bankruptcy filings over the subsequent two quarters. This amount may increase depending on the length of time FASTNET remains in bankruptcy.

         Our working capital deficit at December 31, 2002 of $15,606,000 improved to a surplus of $1,310,000 at June 30, 2003. The improvement was primarily due to the reclassification of liabilities subject to compromise as a result of our filing for protection under Chapter 11 which included accounts payable and accrued expenses, long term debt, capital lease obligations, and accrued restructuring costs owed as of the respective Petition Dates. Payments of these items are currently stayed as a result of the pendency of the Chapter 11 proceedings.

         In April 2003, we, together with our subsidiaries, as borrowers, entered into a loan and security agreement, as amended, with Equinox Business Credit Corp. ("Equinox"). On the dates of our petitions, there was no amount outstanding under the loan and due to the Chapter 11 proceedings, we cannot borrow under this facility. We are currently seeking Debtors-In-Possession financing but cannot give assurance as to our ability to obtain such funding or as to its ability to obtain financing on acceptable terms. Given the current climate of the economy and the technology sector, we believe that it will be extremely difficult for us to obtain additional financing on acceptable terms, if at all. FASTNET has filed a motion with the Bankruptcy Court to retain DH Capital, LLC as a financial advisor to assist us during the bankruptcy period. DH Capital will assist us in raising equity or debt capital and evaluating strategic alternatives, including the sale of all or a part of our Company.

CRITICAL ACCOUNTING POLICIES

         The critical accounting policies which, we believe, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2002. As discussed in Note 2 to the unaudited consolidated financial statements, in connection with the Company's bankruptcy filing, the Company has adopted SOP 90-7. There have not been any other changes to our critical accounting policies during the six months ended June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company adopted SFAS No. 146 in January 2003. The adoption of this statement did not have a material effect on the Company's future results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements.

         In November 2002, the EITF reached a consensus on issue No. 00-21, "Accounting for revenue Arrangements with Multiple Deliverables." This issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that could occur over a period of time. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's management expects that the provisions of EITF No. 00-21 will not have a material impact on the Company's future results of operations.

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

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. The Company's management expects that the provisions of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company's management expects that the provisions of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our financial instruments primarily consist of debt. All of our debt instruments bear interest at fixed rates. Therefore, a change in interest rates would not affect the interest incurred or cash flows related to our debt. A change in interest rates would, however, affect the fair value of the debt. The following sensitivity analysis assumes an instantaneous 100 basis point move in interest rates from levels at June 30, 2003 with all other factors held constant. A 100 basis point increase or decrease in market interest rates would result in a change in the value of our debt of less than $50,000 at June 30, 2003. Because our debt is neither publicly traded nor redeemable at our option, it is unlikely that such a change would impact our financial statements or results of operations.

         All of our transactions are conducted using the United States dollar. Therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, was carried out by us as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our President and Chairman and Chief Financial Officer. Based on that evaluation, the President and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company, have been detected. During the most recent fiscal quarter, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 24, 2003, the Official Committee of Unsecured Creditors for the estate of AppliedTheory Corporation instituted an adversary proceeding against FASTNET with the United States Bankruptcy Court for the Southern District of New York. The Committee is seeking judicial declaration that FASTNET is liable to satisfy the bankruptcy estate's obligations to one of the estate's secured creditors, Finova Capital. The core allegation of the Committee is that FASTNET's bid at auction for the assets purchased by FASTNET from AppliedTheory included the assumption of approximately $1.2 million in liabilities owed to Finova, which constitute direct financing leases, and that FASTNET should be estopped from denying its liability after the closing of the acquisition. FASTNET has asserted that these liabilities are not direct financing leases and that, as a result of post-auction due diligence, the Asset Purchase Agreement had been changed, with approval of the Bankruptcy Court, to exclude these Finova liabilities. As a result, FASTNET contends that the estate of AppliedTheory closed the revised deal and thereby released any claims regarding these Finova liabilities against FASTNET. We believe that our defense to this claim is valid. However, should the Committee succeed in its claim, the judgment and the associated cost to defend the claim would result in a substantial reduction in our working capital and could have a material negative impact on our cash flows and financial condition. This proceeding is stayed by the Automatic Stay Provisions of Section 362 of the Bankruptcy Code during the pendency of the Chapter 11 proceedings.

         From time to time, the Company is involved in certain other legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) See Note 13 with respect to the description of a change in terms of a Note of a former CEO upon his resignation in May 2003 relating to the repurchase of certain shares of Common stock purchased by him in December 2000.

(b)      None.

(c)      None

(d)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's Chapter 11 filing has constituted a default under the terms of the notes as set forth in Note 10 to the Company's consolidated financial statements. The rights of such note holders to seek remedies as result of such default are stayed pursuant to the Bankruptcy Code.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

FACTORS AFFECTING FUTURE OPERATING RESULTS

A PLAN MAY NOT BE TIMELY FINALIZED, MAY NOT BE CONFIRMED BY THE BANKRUPTCY COURT, AND MAY NOT BE SUCCESSFULLY CONSUMMATED.

         FASTNET Corporation and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 10, 2003 and June 13, 2003, respectively. We continue to negotiate with our creditors and with potential investors to reach agreement on a plan to be filed with the Bankruptcy Court under Section 1121 of the Bankruptcy Code, which may include a sale of part or all of the Company's assets. However, there can be no assurance that ANY agreement will be reached. Under Chapter 11, for 120 days after the Petition Date the Debtors have the exclusive rights to propose and file a plan under Section 1121 of the Bankruptcy Code with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders, if required, of any such plan. Under the Bankruptcy Code, a plan may provide for either a reorganization or a sale of the Company's assets. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan. In addition, the Debtors may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. Even if the Debtors file a plan within the period of exclusivity, there can be no assurance that the proposed plan will be confirmed by the Bankruptcy Court. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the Debtors were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that a plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. Alternatively, a sale of certain or all of the assets of the Company may be determined to be in the best interest of the creditors. In this case, the Company would seek a buyer under Section 363 of the Bankruptcy Code for all or part of the assets of the Company, with the proceeds thereof available for distribution to creditors and other interest holders in accordance with the priorities established under the Bankruptcy Code, unless otherwise agreed by the parties in interest and approved by the Bankruptcy Court. At this time, given the likelihood of raising capital in the telecommunications sector, management believes that a sale of the Company's assets appears more likely than a reorganization plan, which would require new capital. If we fail to obtain confirmation of a plan within the exclusivity period and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors may file a plan for us.

         Currently, it is not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the Chapter 11 proceedings on our business or on the interests of our stakeholders. Lengthy Chapter 11 proceedings may adversely affect our operating results, our ability to fund our operations and our relationships with our suppliers and customers.

         Any plan filed and confirmed in the Chapter 11 proceedings will likely provide for certain conditions that must be fulfilled prior to the effective date of the plan. Therefore, even if the Bankruptcy Court confirms a plan, consummation of the plan will likely be dependent upon a number of conditions typical in restructurings. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. Accordingly, we can provide no assurances that a plan will be consummated or that any restructuring will be completed. If a plan is not consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which would substantially erode the value of our enterprise to the detriment of all stakeholders.

HOLDERS OF CERTAIN CLAIMS AND INTERESTS, INCLUDING THE HOLDERS OF STOCK, MAY RECEIVE NO DISTRIBUTIONS UNDER A PLAN.

         Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not certain what effect Chapter 11 proceedings will have on our creditors and stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to our creditors and stockholders, if any, will not be determined until confirmation of a plan. No assurance can be given as to what values, if any, ultimately will be ascribed in the Chapter 11 proceedings to each of these constituencies. Under any plan in the Chapter 11 case, it is possible that there will be no value available for distribution to the stockholders of FASTNET. Because of this possibility, any investment in equity securities of FASTNET is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity securities of FASTNET.

WE HAVE ENGAGED INVESTMENT BANKERS TO ASSIST FASTNET AND ITS SUBSIDIARIES IN THE CHAPTER 11 PROCEEDINGS, INCLUDING THE POSSIBLE SALE OF FASTNET AND ITS SUBSIDIARIES OR ALL OR SOME OF THEIR ASSETS, WHICH MAY NOT RESULT IN ANY DISTRIBUTION TO STOCKHOLDERS.

         On August 2, 2003, FASTNET filed a motion with the Bankruptcy Court seeking authority to engage DH Capital, LLC, investment bankers and financial advisors, to assist FASTNET and its subsidiaries in the Chapter 11 proceedings. The services will include exploring (i) the possible sale of FASTNET and its subsidiaries or all or some of their assets, (ii) transactions whereby another party makes an equity or debt investment, or a combination thereof, or (iii) a merger into or consolidation with other parties. At this time, given the likelihood of raising capital in the telecommunications sector, a sale of the assets appears more likely than a newly funded reorganization plan. If FASTNET determines to sell some or all of its assets under Section 363 of the Bankruptcy Code or under a plan, the proceeds of such sale will be distributed according to the priorities established under the Bankruptcy Code, unless otherwise agreed by the parties in interest and approved by the Bankruptcy Court. There can be no assurance that there will be any distribution to stockholders as a result of such a sale or sales. Because of this possibility, any investment in equity securities of FASTNET is highly speculative.

OUR CHAPTER 11 PROCEEDINGS HAS AND MAY CONTINUE TO RESULT IN A NEGATIVE PUBLIC PERCEPTION OF FASTNET THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS, AS WELL AS OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Even if we submit a plan that is confirmed by the Bankruptcy Court and consummated by us, our Chapter 11 filing may negatively impact the public perception of FASTNET and its subsidiaries. If, due to negative press articles or otherwise, our current and potential customers perceive us as a company with financial difficulties, they may decide not to purchase our products or services, or vendors and suppliers may decide to no longer supply us with their products or services or to supply those products and services to us only on less favorable terms. Our ability to attract and retain customers may be adversely affected by our Chapter 11 filing, which could have a material negative impact on our liquidity and results of operations. Negative public perception could also adversely impact our future access to additional capital, make it more difficult to hire and retain key employees and have other material adverse effects on our business, results of operations and financial condition.

PARTIES TO EXECUTORY CONTRACTS MAY FILE MOTIONS WITH THE BANKRUPTCY COURT TO REQUIRE US TO ASSUME OR REJECT THE CONTRACTS.

         Parties to pre-petition executory contracts and unexpired nonresidential real property leases may, under certain circumstances, file motions with the Bankruptcy Court to require us to assume or reject such contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require us to cure all prior defaults under the related executory contract or lease, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Petition Date, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the Chapter 11 proceedings may arise in the future as a result of the rejection of executory contracts and leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

WE HAVE INCURRED, AND EXPECT TO CONTINUE TO INCUR, SIGNIFICANT COSTS ASSOCIATED WITH THE CHAPTER 11 PROCEEDINGS.

         We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, is expected to have a significant adverse effect on our results of operations. See "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

THE CREDITORS' COMMITTEES AND OTHER PARTIES IN INTEREST MAY NOT SUPPORT OUR POSITIONS IN THE CHAPTER 11 PROCEEDINGS.

         The unsecured creditors' committee appointed in the Chapter 11 proceedings and various other parties in interest, including creditors holding pre-petition claims, such as FASTNET's telecommunication vendors, have the right to appear and be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees and other parties in interest will support our positions in the Chapter 11 proceedings or any plan, once proposed. Disagreements between us and these committees and other parties in interest could protract the Chapter 11 proceedings, could negatively impact our ability to operate during the pendency of the Chapter 11 proceedings and could delay our emergence from Chapter 11.

         THE CHAPTER 11 PROCEEDINGS MAY SIGNIFICANTLY AFFECT THE LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY, AND AS A RESULT, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         FASTNET's ability to continue operations is dependent upon, among other things, confirmation of a plan, future profitable operations and the ability to generate sufficient cash from operations and/or financial arrangements to meet the Company's obligations. There can be no assurances that any plan will allow the Company to operate profitably. Any plan and other activity within the Chapter 11 proceedings could materially change the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing arrangements cannot be determined in light of the Chapter 11 proceedings and there can be no assurance that the Company's available cash balances and cash flows generated from operations will be sufficient to fund the Company's operations, or that other financing arrangements will not be necessary during the pendency of the Chapter 11 proceedings. For additional information, see the discussion under "Liquidity and Capital Resources" under Item 2.

WE WERE UNABLE TO SUCCESSFULLY RENEGOTIATE THE PAYMENT TERMS OF CERTAIN OF OUR CAPITAL LEASES, AND ARE CONSIDERED TO BE IN DEFAULT OF A SIGNIFICANT AMOUNT OF OUR CAPITAL LEASE OBLIGATIONS.

         As a result of the Chapter 11 proceedings, certain of our capital leases totaling approximately $3.5 million, which we acquired in connection with our acquisitions of Netaxs and of certain assets of AppliedTheory have been stayed during the pendency of the Chapter 11 proceedings, and ceased accruing interest as of the Petition Date. Prior to the Petition Date, we had been actively engaged in discussions with the vendors of said capital leases to obtain modified payment terms. However, during the negotiations, we had continued to not make payments on the obligations, and as a result are in default thereof. Consequently, we have classified all outstanding amounts related to these leases as current on our balance sheet as of December 31, 2002 and at June 30, 2003, these amounts are classified as liabilities subject to compromise. We cannot assure you that we will be able to successfully renegotiate these capital leases, and if not, that we will be able to cure any default or that the lessor will not seek repayment or the other remedies that are available to them. Subject to the Chapter 11 proceedings and provisions under the Bankruptcy Code, potential lender remedies could include, among other things, accelerating our obligations under affected leases and repossessing the equipment and otherwise seeking to enforce their security interests in such equipment and other secured assets, which may be crucial to the operations of the business. Any such events could have a material adverse effect upon us and, to the extent that payments of all outstanding amounts related to the capital leases are accelerated, could have a significant adverse impact on our available cash for operations. Under Chapter 11, a lessor's remedies are subject to the automatic stay under Section 362 of the Bankruptcy Code until confirmation of a plan or obtaining release from the stay from the Bankruptcy Court.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY CHANGES IN SUPPLIERS OF OUR LEASED-LINE CONNECTIONS, OUR INABILITY TO RENEGOTIATE TERM COMMITMENTS WITH SUCH SUPPLIERS OR DELAYS IN DELIVERY OF SERVICES FROM SUCH SUPPLIERS.

         We are dependent on third party suppliers for our leased-line connections or bandwidth. The terms of these contracts are of varying lengths and may in certain instances exceed the term of the contract with the customer. As a result, from time to time during the terms of our customer contracts, we may be required to extend the terms of our current leased-line connection contracts, replace existing commitments with orders from new customers, enter into new contracts with third-party suppliers in order to maintain adequate levels of bandwidth or seek to terminate contracts with vendors based upon network utilization and customer related cancellations. To the extent that these suppliers increase prices, are unwilling to renegotiate terms or have difficulty in delivering their services, we may incur a loss and/or be required to develop alternative sources for such services. If we are unable to negotiate extended terms with our current third-party suppliers, enter into new contracts with other third-party suppliers, or replace the commitment with orders from new customers in a timely manner or under terms that are acceptable to us, our ability to fulfill our obligations under our customer contracts may be hindered and could have an adverse effect on our business. During the second quarter of 2003 FASTNET entered into negotiations with its vendors to reorganize its liabilities outside of bankruptcy, however, its efforts to do so were unsuccessful leading FASTNET and substantially all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. With our Chapter 11 filings, there can be no assurance that vendors and suppliers will continue to provide trade terms or contracts on terms acceptable to FASTNET, if at all.

WE HAVE IMPLEMENTED A REVISED STRATEGIC BUSINESS PLAN. AS A RESULT, WE MAY NOT BE ABLE TO ACHIEVE THE DESIRED RESULTS UTILIZING THIS NEW PLAN.

         We announced our revised business plan and strategy in response to changes in market conditions, the low probability of obtaining additional financing for the existing business plan, and competitive factors. Due to our current level of working capital, we are now focused on growth through organic sales activities. Our business strategy is dependent upon our continued ability to:

    o    Increase revenues organically through our existing financial resources;
    o Attract and sell additional products and services to our target customers and;
    o    Enter into selected product or service partnerships.

         Our ability to successfully implement our business strategy, and the expected benefits to be obtained from our strategy, may be adversely affected by a number of factors, such as the outcome of the Chapter 11 proceedings, unforeseen costs and expenses, technological change, economic downturns, changes in capital markets, competitive factors or other events beyond our control.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY.

         The terms and agreements relating to the sale of our Series A Convertible Preferred stock contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, create or issue any shares of capital stock with rights senior to the holders of the Series A Convertible Preferred stock, make distributions or declare dividends, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, effect stock splits, and issue additional equity securities. Subject to the Chapter 11 proceedings and provisions of the Bankruptcy Code, such covenants may make it difficult for us to pursue our business strategies. Such restrictive covenants may make it difficult for us to pursue our business strategies without the consent of parties to these agreements, which we may not be able to obtain. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

         In addition, subject to the Chapter 11 proceedings, it is likely that we will be required to obtain financing through the acquisition of additional indebtedness, such as through bank borrowings. We are currently seeking debtor-in-possession financing, but cannot give assurance as to our ability to obtain such funding or as to our ability to obtain financing on acceptable terms. Given the current climate of the economy and the technology sector, we believe that it will be extremely difficult to obtain additional financing on acceptable terms, it at all. The instruments relating to these debt instruments may contain additional covenants limiting our flexibility, including, but not limited to, covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Failure to comply with the terms of these debt instruments may entitle the lender(s) to accelerate the payment of the indebtedness and foreclose on certain of our assets that may be used to secure the indebtedness.

IN THE FUTURE, WE MAY BE UNABLE TO EXPAND OUR SALES, TECHNICAL SUPPORT AND CUSTOMER SUPPORT INFRASTRUCTURE, WHICH MAY HINDER OUR ABILITY TO GROW AND MEET CUSTOMER DEMANDS.

         In October 2000, we terminated personnel across all departments of the Company. This involuntary termination and the Chapter 11 proceedings may make it more difficult to attract and retain employees. If, in the future, if we are unable to expand our sales force and our technical support and customer support staff, our business could be harmed since this more limited staff could limit our ability to obtain new customers, sell products and services and provide existing customers with a high level of technical support. The Chapter 11 proceedings may cause a loss of key employees, which cumulatively, may have a material adverse impact on our ability to manage and operate our business. We also may have difficulty attracting and retaining experienced personnel as a result of our Chapter 11 filings.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         We have never declared or paid cash dividends on our Common stock and have no intention of doing so in the foreseeable future. We have had a history of losses and expect to operate at a net loss for the foreseeable future. These net losses will reduce our shareholders' equity. For the six months ended June 30, 2003, we had a net loss of approximately $23.7 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including:

    o    The Chapter 11 proceedings;

    o    Timing of the introduction of new products and services;

    o Changes in pricing policies and product offerings by us or our competitors;

    o Fluctuations in demand for Internet access and enhanced products and services; and

    o Potential customer's perception of the financial soundness of the Company.

         Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of analysts and investors, the market price of our Common stock would likely decline.

WE HAVE BEEN UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ SMALLCAP MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

         On June 23, 2003, our securities were delisted from the NASDAQ SmallCap Market and are being traded on the OTC Bulletin Board under the symbol FSSTQ.OB, which may have a negative impact on the liquidity and price of our Common stock and investors may find it more difficult to purchase or dispose of or to obtain accurate quotations as to the market value of our Common stock. The delisting could also subject us to the "penny stock" rules implemented by the SEC. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions.

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

          If we are determined to be subject to the "penny stock" rules, a broker-dealer may find it to be more difficult to trade our Common stock, and an investor may find it more difficult to acquire or dispose of our Common stock in the secondary market.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK MAY BECOME VOLATILE.

         The market price of our Common stock has fluctuated significantly in the past, and may become highly volatile again in the future. In addition, the trading volume in our Common stock may fluctuate, and significant price variations can occur as a result. The market price of our Common stock has declined significantly in recent months in response to actual and anticipated events. We cannot assure you that the market price of our Common stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our Common stock in the future. Such variations may be the result of our Chapter 11 filing, changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY FINANCIAL ACCOUNTING OF OUR RECENT ACQUISITIONS, INCLUDING DILUTIVE ISSUANCES OF SECURITIES, INCURRENCE OF DEBT, AND THE RECORDING OF SIGNIFICANT IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS AND GOODWILL.

         The purchase price for many of the acquired businesses of our recent acquisitions may have exceeded the current fair value of the net identifiable assets of the acquired businesses. As a result, material adjustments to fixed assets, goodwill and other intangible assets were required to be recorded which resulted in significant charges in past periods and could result in significant charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

         SFAS No. 142 "Goodwill and Other Intangible Assets" no longer permits the amortization of goodwill and indefinite-live intangible assets. Instead, these assets must be reviewed annually, unless circumstances or events occur prior to that date warrant an evaluation, for impairment in accordance with this Statement. Accordingly, we have ceased amortization of all goodwill and indefinite-live intangible assets as of January 1, 2002. As a result of recent events potentially affecting the Company's ability to generate future cash flow such as, the closing of various POPs, the completion of integration of 2002 acquisitions, the loss of a certain large customers from recent acquisitions, and FASTNET's and substantially all of its subsidiaries' filings for protection under Chapter 11 on June 10 and June 13, 2003, respectively, the Company performed an intangible asset impairment analysis for the quarter ended June 30, 2003. This analysis resulted in an impairment charge of $14,097,000 to eliminate the carrying value of goodwill and $649,000 to reduce identified intangible assets. The fair value of the identified intangible assets was determined using the expected present value of future cash flows. Fair value to measure the impairment of goodwill was estimated primarily through an analysis of the fair values of the Company's business lines and the estimated fair value of the Company's liabilities after giving effect to certain considerations related to the Chapter 11 filing.

         During the second quarter of 2003, the Company substantially completed the integration of its recent acquisitions. The integration process required the Company to reposition various network equipment and reconfigure various network elements. Due to the loss of recently acquired customers, an analysis of the profitability of the integrated POPs, the closing of various POPs, equipment redundancy requirements of the newly reconfigured network, relocation of workforce and the rejection of various facility leases in connection with the Company's recent filing for bankruptcy protection under Chapter 11 as well as the potential effects of the Company's filing under Chapter 11, the Company began identifying assets that were no longer required in the business. The results of this initial review indicated that a substantial amount of the Company's fixed assets were no longer required in the Company's business. As a result, during the three months ended June 30, 2003, we recorded a charge of $3,854,000 related to the write-down of the network assets, facility improvements and equipment and furnishings no longer in service. The Company will continue to evaluate its assets in an effort to determine any remaining assets not required in the business and may incur additional write-downs as a result of this process.

         The SFAS No. 142 and SFAS No. 144 impairment tests may require the Company to record a non-cash charge in the future to write-down a significant portion of its remaining identified intangible assets.

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

         We rely on other companies to supply key components of our network infrastructure, which are available only from limited sources. For example, we currently rely on routers, switches and remote access devices from Lucent

Technologies, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. We could be adversely affected if any of these products were no longer available on commercially reasonable terms, or at all. From time to time, we experience delays in the delivery and installation of these products and services, which can lead to the loss of existing or potential customers. We do not know that we will be able to obtain such products in the future cost-effectively and in a timely manner. Moreover, we depend upon a limited number of companies as our primary backbone providers. These companies also sell products and services that compete with ours. Our agreements with our primary backbone providers are fixed price contracts with terms ranging from one to three years. Our backbone providers operate national or international networks that provide data and Internet connectivity and enable our customers to transmit and receive data over the Internet. Our relationship with these backbone providers could be adversely affected as a result of our direct competition with them. Failure to renew these relationships when they expire or enter into new relationships for such services on commercially reasonable terms or at all could harm our business, financial condition and results of operations. During the second quarter of 2003 FASTNET entered into negotiations with its vendors to reorganize its liabilities outside of bankruptcy, however, its efforts to do so were unsuccessful leading FASTNET and substantially all of its subsidiaries to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. While we are in Chapter 11 proceedings, there can be no assurance that vendors and suppliers will continue to do business with the Company on terms acceptable to FASTNET, which may have a material, adverse impact on the ability of the Company to continue to conduct business.

WE NEED TO RECRUIT AND RETAIN QUALIFIED PERSONNEL OR OUR BUSINESS COULD BE
HARMED.

         Competition for highly qualified employees in the Internet service industry is intense because there are a limited number of people with an adequate knowledge of and significant experience in our industry. Our success depends largely upon our ability to attract, train and retain highly skilled management, technical, marketing and sales personnel and upon the continued contributions of such people. Since it is difficult and time consuming to identify and hire highly qualified employees, we cannot assure you of our ability to do so. In addition, we also may have difficulty attracting, developing, motivating and retaining experienced and innovative personnel as a result of our Chapter 11 filing, which could adversely affect our business operations and financial condition. Furthermore, any plan in the Chapter 11 proceedings may provide for a change in the composition of our Board of Directors and/or a change in our stockholder base. We cannot assure you that a new Board of Directors or new stockholders would maintain the current direction of the company or that a new Board of Directors would retain the current management team.

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

         Any of these occurrences could result in interruptions in the services we provide to our customers and require us to spend substantial amounts of money repairing and replacing equipment. In addition, we have finite capacity to provide service to our customers under our current infrastructure. Because utilization of our network is constantly changing depending upon customer use at any given time, we maintain a level of capacity that we believe to be adequate to support our current customer base. If we obtain additional customers in the future, we will need to increase our capacity to maintain the quality of service that we currently provide our customers. If customer usage exceeds our capacity and we are unable to increase our capacity in a timely manner, our customers may experience interruptions in or decreases in quality of the services we provide. As a result, we may lose current customers or incur significant liability to our customers for any damages they suffer due to any system downtime.

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

AS A RESULT OF OUR LATE FILING OF A QUARTERLY REPORT ON FORM 10-Q, IT MAY BE MORE TIME CONSUMING AND COSTLY FOR US TO CONSUMMATE ADDITIONAL OFFERS AND SALES OF EQUITY AND DEBT SECURITIES IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS. AS A RESULT, OUR ABILITY TO RAISE CAPITAL THROUGH THE PUBLIC CAPITAL MARKETS MAY BE HINDERED.

         In the event that we determine it is necessary to raise additional capital to fund its activities, we may explore the possibility of accessing the public capital markets. Because of our inability to timely file this Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2003, under the SEC's rules relating to public offerings of securities, we are not currently eligible to issue securities under a Form S-3 and will not be eligible to use Form S-3 to register additional securities in connection with a public offering prior to September 2004 and until we have made timely filings of periodic reports with the SEC for at least twelve calendar months after immediately preceding the filing of a Form S-3. Under the SEC's rules relating to the registration of securities to be sold in a public offering, a registration statement on Form S-3, as opposed to a Form S-1, permits issuers to provide more streamlined disclosure by incorporating by reference previously filed information with the SEC. As a result of the Company's inability to use Form S-3 in connection with the registration of securities, the process of registering debt or equity securities of the Company before September 2004 will be more costly and require significantly more time to consummate. In the event that our ability to access the public capital markets is limited in time, or becomes too costly for us to complete, we may be unable to raise additional capital in this manner.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Loan and Security Agreement, dated as of April 8, 2003, among Equinox Business Credit Corp., as lender, and FASTNET Corporation, Netaxs Corp., Netreach, Inc., DASLIC Holdings Company, Supernet, Inc., FASTNET Acquisition Corp., and FASTNET Acquisition, Inc., as borrowers. (Incorporated herein by reference to the Company's Current report on Form 8-K, dated April 8, 2003, and filed with the Securities and Exchange Commission on April 11, 2003.)

         10.2 Amendment No. 1 to Loan and Security Agreement, dated April 10, 2003 by and between the Company and Equinox Business Credit Corp. Netaxs Corp., NetReach Inc., DASLIC Holding Companies, SuperNet Inc., FASTNET Acquisition Corp. and FASNET Acquisition, Inc.

         10.3 Application of the Debtors and Debtors-In-Possession for Authorization to Retain and Employ DH Capital, LLC as Investment Bankers Effective July 16, 2003, dated August 2, 2003, pursuant to the Fee Agreement attached thereto as Exhibit A, filed with the United States Bankruptcy Court for the Eastern District of Pennsylvania.

         31.1 Certification of President and Chairman of the Company pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

         32.1 Certification of President and Chairman of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

                  Report on Form 8-K filed on April 3, 2003 with respect to Item
         12. Results of Operations and Financial Condition and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                  Report on Form 8-K filed on April 14, 2003 with respect to
         Item 5., Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                  Report on Form 8-K filed May 22, 2003 with respect to Item 9, Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition), and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                  Report on Form 8-K filed June 16, 2003 with respect to Item 3. Bankruptcy or Receivership and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                  Report on Form 8-K filed June 25, 2003 with respect to Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FASTNET Corporation:

Date: September 2, 2003                       /s/ R. Barry Borden
                                              ----------------------------------
                                              R. Barry Borden
                                              Chairman and President
                                              (Principal Executive Officer)

Date: September 2, 2003                       /s/ Ward Schultz
                                              ----------------------------------
                                              Ward Schultz
                                              Chief Financial Officer (Principal
                                              Financial & Accounting Officer)

EXHIBIT INDEX

10.1 Loan and Security Agreement, dated as of April 8, 2003, among Equinox Business Credit Corp., as lender, and FASTNET Corporation, Netaxs Corp., Netreach, Inc., DASLIC Holdings Company, Supernet, Inc., FASTNET Acquisition Corp., and FASTNET Acquisition, Inc., as borrowers. (Incorporated herein by reference to the Company's Current report on Form 8-K, dated April 8, 2003, and filed with the Securities and Exchange Commission on April 11, 2003.

10.2 Amendment No. 1 to Loan and Security Agreement, dated April 10, 2003 by and between the Company and Equinox Business Credit Corp. Netaxs Corp., NetReach Inc., DASLIC Holding Companies, SuperNet Inc., FASTNET Acquisition Corp. and FASNET Acquisition, Inc.

10.3 Application of the Debtors and Debtors-In-Possession for Authorization to Retain and Employ DH Capital, LLC as Investment Bankers Effective July 16, 2003, dated August 2, 2003, pursuant to the Fee Agreement attached thereto as Exhibit A, filed with the United States Bankruptcy Court for the Eastern District of Pennsylvania.

31.1 Certification of President and Chairman of the Company pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of President and Chairman of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.